Form 10KSB
period 2002-06-30
PRODIGITAL FILM LABS INC
filed 2003-05-29
CIK 1126318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(X)      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:   June 30, 2002

Commission file number: 000-49903

PRODIGITAL FILM LABS, INC.

(Name of small business issuer in its charter)

Nevada, United States

(State or other jurisdiction of incorporation or organization)

91-2048620

(I.R.S. Employer ID Number)

3675 Pecos-Mcleod, Suite 1400, Las Vegas, Nevada 89121-3881

(Address of principal executive offices)

(877) 804-3394

(Issuer's Telephone Number)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:   4,678,400 Common Shares, $0.0001 par value

                                                                                                                                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State the issuer's revenues for its most recent fiscal year:   $ None

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the average bid and asked price at June 30, 2002 was $162,500.

As of June 30, 2002, issuer had 4,678,400 shares of common equity issued and outstanding.

Transitional Small Business Disclosure Format: Yes ___ No  X

PRODIGITAL FILM LABS, INC.

Form 10-KSB

TABLE OF CONTENTS

PART I

Item 1.     Description of Business

Item 2.     Description of Property

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Securities Holders

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Item 6.     Management's Discussion and Analysis or Plan of Operation

Item 7.     Financial Statements

Item 8.     Changes In and Disagreements With Accountants on Accounting And Financial Disclosure

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

Item 10.    Executive Compensation

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Item 12.    Certain Relationships and Related Transactions

Item 13.    Exhibits and Reports on Form 8-K

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

History and Development of the Company

     Prodigital Film Labs, Inc. (The "Company" or "Prodigital") was originally incorporated in the State of Nevada on May 2, 2000, for the purpose of providing Film and Television production studios and digital equipment, and full and complete digital post-production editing suites. Currently, Prodigital does not own any production facilities or digital post- production labs. It is a development stage company that currently has no revenues nor employees, either full time or part time.

Business of the Company

     Prodigital has been created to provide "Class A" digital production studio sound stages and digital post-production facilities (editing suites and animation studios) to meet an increasingly unmet market demand.  The eventual business goal will be that Prodigital will create its own purely digital productions.  The Company will become a technologically advanced Digital Movie and High Definition television production company that uses only digital imaging processes in the creation, development, and production of movies and High Definition television features.  Prodigital is a "New-Media Technology" business.

     British Columbia was chosen as the location for these Studios because of the incredible growth of the Film Industry in this Province, arising from the interest and activity in and around the city of Vancouver, B.C., also known as "Hollywood North."  In 1999 and 2000 combined, the Film Industry spent over 2 billion dollars in British Columbia, creating an economic impact of over 6 billion dollars.

    Lions Gate, The Bridge, and Vancouver Film Studios are the three major studios in Vancouver.  Through our research and interviews with the BC Film Commission, we have found that, because of the tremendous growth of the industry, there is a shortage of "Class A" Production sound stages.  "Class A" production sound stages are purpose-built, architecture-specific buildings - they are not converted warehouses, or steel clad buildings.  There is not much competition for owners of Class A sound stages as there are more productions than there are professional facilities. Of the major studios in Vancouver, only Lions Gate has Class A production sound stages and no more room (real-estate) to build more.

     Although most of the filming activity in B.C. takes place in and around Vancouver, the Okanagan Valley, (in close proximity-less than an hour flight) has been the location of such noteworthy full-length feature films as The Pledge, Snow Falling on Cedars, My American Cousin, and Lunch With Charles.  Many TV commercials and other TV shows have been filmed there also.  Prodigital will have the only "Class A" sound stages in the Okanagan, where the real-estate costs are considerably lower than Vancouver and vacinity. Available to Prodigital's production needs, a large talent pool of key and supportive film industry personnel currently reside in the Okanagan Valley, and a local film school will serve as a resource of cutting-edge talent.  The Okanagan Valley offers, within less than an hour's drive: vineyards,  orchards, semi-desert locales, alpine vistas and mountain lakes, beaches, ski hills, working paddle-wheelers and a steam locomotive running on 20km of track.  Cities of the Okanagan, such as Kelowna and Penticton, are popular resort destinations for golfing, beach and water activities, and skiing.  All in all, the Okanagan is a very sensible and attractive business alternative to the congestion, stress, frustrating coastal weather/shooting conditions, and lengthy waits for urban Class A sound stages: factors which negatively impact big city studio production, and will make Prodigital very competitive.

     For these reasons, the founders of Prodigital Film Labs, Inc., Darone Davis and David Huck have, over the last two years, searched the Okanagan valley for just the right property to serve the needs of both production sound stages and post-production facilities.  Two separate properties were located that met all of the carefully researched criteria.  The first property, located in the City of Penticton, BC, is slated to become the site of the post-production facility.  It consists of two city lots with a 3000-square foot building on the first, and a parking lot on the bordering second lot.  The location is a prime spot on Main Street, very visible and desirable, and easily expandable.  The second separate property, which has been chosen as the site of the production sound stages, is a beautiful 102-acre mountain-view lot located approximately 10 minutes highway driving from the post-production property.

     During 2000-2001 an option to purchase the 102-acre property was negotiated.  This offer contained several conditions that had to be met before Prodigital bought the property.  The conditions included: the ability for the property to be appropriately rezoned to fit Prodigital's projected use;  the property needed an Environmental Impact Study and Assessment completed based on Prodigital's planned use and;  the last pre-condition was based on Prodigital's ability to obtain financing to purchase the land.  The founders worked to re-zone the property from a rural classification to a commercial classification in order that the zoning matched Prodigital's projected use.  After an Environmental Impact Study and Assessment of the property was completed, municipal meetings held and public notices provided, Prodigital was successful in working with the Regional District to create a completely new zoning classification, and the district re-zoned this property with this new classification to enable the building of production sound stages.  This rezoning makes this 102-acre property the only site in the entire Okanagan Valley on which large sound stages can be constructed.  By comparison, Lion's Gate Studios, in Vancouver, has only 14 acres for its eight sound stages, with minimal availability of expansion property, if any.  Since Prodigital was not able to obtain the necessary financing to purchase the property within the terms of the offer, an extention was granted.  This extention period also expired and the vendors took the property off of the market.  There is a verbal agreement and understanding with the vendor that Prodigital can still purchase the property at the price previous agreed to.  There is no current agreement or contract between the vendor and Prodigital.

     During the early part of 2002, Prodigital Film Labs, Inc. secured its option to purchase the post-production site in Penticton, BC, by issuance of 250,000 common shares of our stock.  This exclusive real estate purchase option secures a highly desirable and valuable piece of property for Prodigital.  The option will expire in 5 years.

     The business future of Prodigital is well underway.  The founders have located several key film industry personnel to manage the different aspects of the Company. Mr. Terry Edge, a former Operations Director for Lion's Gate Studios in Vancouver and Mr. Tom Horton, a former Online Editor at Fox Digital in Los Angeles, have joined the Advisory Board for Prodigital as of June 2002.  The experience, knowledge, and the close working relationships that these film industry veterans enjoy with other industry players combine to be a huge and valuable asset to the Company. There are no contracts or written agreements with either of these gentlemen until Prodigital has finances to fund the company.  Prodigital has negotiated and obtained "Letters of Intent" from several potential productions, animations, and TV series, committing them to use of Prodigital's facilities once they are built.

Fiscal Year 2002 Business Summary of ProDigital Film Labs, Inc.

Financial Summary

Fiscal Year 2002 was a very busy quarter for the principals of Prodigital Film Labs, Inc.  The major focus during this fiscal year was to locate private placement money and the first round of financing for the Company.  The first round of financing was to purchase the land and buildings that we had located and identified as necessary to the Company's success.

There were 2 loans made to the Company from shareholders during the year.  The first loan was deposited into the Company's cash account that paid some outstanding bills.  All of the other company expenses, have been, and continue to be paid by the principals of the company.  They will be reimbursed when the company is more completely funded.  The second loan was a transfer of a shareholders account (credit) to the Company's account with the company's attorney.  This loan has provided Prodigital Film Labs with the necessary funds to file it's Form 10SB and become a "reporting company".

On April 1, 2002, an $18,000 loan to the Company was paid back to the lender.  The lender, through a "Conversion Notice" letter, requested and exercised their option to convert the loan and any unpaid interest into common shares of Prodigital.  This conversion notice was received by the Company and accepted. 18,300 shares have been issued and the debt eliminated.

Advisory Board Members

One of the Company's goals is to appoint well known individuals with talent and experience to lead the various aspects of Prodigital's business.  Initially, these people will serve as the Advisory Board, where their unique and specific skills, film industry contacts, experience and expertise will aid the  successful development of the Company.  They will be compensated with stock or stock options until Prodigital is funded and at that time, they may become Directors and/or Managers of the specific area they helped to build.

Property Acquisition

The properties that the Company has located for the Sound/ Production stages and Post-production facilities are superbly suited for ProDigital's business.  Negotiations have resulted in an Exclusive Option to Purchase Agreement for the buildings and property for the Post-production facility.  This was accomplished by providing a non-refundable deposit of 250,000 common shares of Prodigital.  This exclusive real estate purchase option expires in 5 years.  This agreement is attached to the Company's Form 10-SB as Exhibit 10.1.  Negotiations are still underway for securing the same type of option agreement for the 102-acre property for the Sound/ Production Stages.

Trading Status

Prodigital conducted a registered offering in Nevada (Section 90.490 of the Nevada Revised Statutes) under Federal exemptions available in Rule 504 of Regulation D, and our stock now trades on the over-the-counter market.  The Company is receiving, through its website (www.pdfilm.com), more and more inquiries from all over North America and the rest of the world. Some of these inquiries are leading to potential business for the Company once the facilities are in place.  Although there are no specific contracts for sound/production stage use, the Company has a list of many producers and directors who are regularly updated with the Company's progress.  Prodigital has received some letters of intent from production companies for digital animation and other use of the Company's post-production facilities, once built.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company presently maintains offices at 3675 Pecos-McLeod, Suite 1400, Las Vegas, Nevada 89121-3881, at 1621 S. Latawah Street, Spokane, Washington 99203 and at 749 Main Street, Penticton, B.C. V2A 5E1 and can be reached at (877) 804-3394.  There is no rent obligation for the offices in Las Vegas and Spokane.  The term of these leases is month to month in each location and the cost is $2,800(Canadian Dollars) per month for the Penticton location.  The real estate purchase option on the above Penticton location is included in this document as Exhibit 10.1 and the lease agreement for the Penticton location is included in this document as Exhibit 10.2 to the Company's Form 10-SB.  The Company at present owns no equipment.

Prodigital has been working on securing the real estate purchase option for the 102 acre property that the principals have targeted as the production Sound Stage site.  This property was rezoned previously by the principals making it the only large piece of property in the Okanagan Valley suitable to build the production Sound Stages.

ITEM 3.     LEGAL PROCEEDINGS

To the knowledge of the officers and directors of Prodigital, neither Prodigital nor any of its officers or directors is a party to any material legal proceeding or litigation and such person know of no material legal proceeding or litigation contemplated or threatened.  There are no judgments against Prodigital or its officers or directors.  None of the officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

    None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company is currently listed on and trading its shares in the "pink sheets" marketplace.  At the date of this filing, the Company has 41 shareholders who acquired 800,000 shares in the Rule 504 offering, an unknown number of shareholders who bought their shares in the market, and 4 shareholders who have held their shares at least one year, and in most cases, for more than two years since the date of issuance.  All of the shareholders holding restricted shares would be eligible for transactions under Rule 144, governed, however, by the volume limitations of 144(e) with respect to any existing or former shareholders that are officers, directors or affiliates (or were at the time of the issuance of the shares).  No dividends have been earned or declared since the inception of the Company.

     Holders of the Company's Common Stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for distribution.  Any such dividends may be paid in cash, property or shares of the Company common stock.  The Company has not paid any dividends since its inception, and it is not likely that any dividends on its Common Stock will be declared at any time in the foreseeable future.  Any dividends will be subject to the discretion of the Company's Board of Directors, and will depend upon, among other things, the operating and financial condition of the Company, its capital requirements and general business conditions.  Therefore, there can be no assurance that any dividends on the Company's Common Stock will be paid in the future.

Stock Trading Activity

Quarter Ended	High	Low
6-30-02	0.75	0.01
3-31-02	No Trading	No Trading
12-31-01	No Trading	No Trading
9-30-01	No Trading	No Trading
6-30-01	No Trading	No Trading
3-31-01	No Trading	No Trading

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

We are planning on purchasing the latest in digital movie reproduction equipment and building Class A production Sound Stages.  We will equip our studios with non-traditional digital equipment and staff that is acquainted with the digital-production and post-production processes.  Digital technology enables marketers in this industry to distribute movies and film through a file medium as opposed to a large "can" holding hundreds of meters of celluloid tape and weighing ten kilograms.  The digital film market is a cutting-edge marketplace that will embrace the Internet, the High Definition Television marketplace and digital movie theatre productions.  Prodigital will position itself to fill the role of satisfying the demand for digital production and post-production facilities in British Columbia since the availability of large "Class A" Sound Stages is very limited and the cost saving advantages of digital imaging are very attractive.

In addition, other film studios have made statements that they wish to "acquire" smaller companies that have already set up their studios in the digital format rather than convert their own labs and substantial non-digital equipment inventory.  These acquisitions are very attractive in the industry at this time since most production efforts are being spent on film production to meet the increasing demand for viable products in the marketplace

We are relying on funds committed by the principals and a moderation of our growth prospects to sustain operations for the next twelve months.  If additional cash is not raised, the Company can not maintain its goal of purchasing the latest in digital movie reproduction equipment and equipping its studios with talented staff, experienced and knowledgeable with the digital production, post-production and animation processes.  The search for additional capital would continue until sufficient funding is located to purchase the property and equipment and hire the necessary personnel.

ITEM 7.     FINANCIAL STATEMENTS

Reference is made to the financial statements and related notes and supplemental data under Item 13 filed with this report.

PRODIGITAL FILM LABS, INC.

(A Development Stage Company)

Financial Statements

U.S. Dollar

June 30, 2002

Contents

AUDITORS'REPORT

To the Shareholders of

ProDigital Film Labs, Inc.

We have audited the balance sheet of ProDigital Film Labs, Inc. (A Development Stage Company) as at June 30, 2002, 2001 and 2000 and the statements of loss and deficit, shareholders' equity and cash flows for each of the years in the three year period ended June 30, 2002.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States of America generally accepted auditing standards.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2002, 2001, and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended June 30, 2002 in accordance with Canadian and U.S. generally accepted accounting principles on a basis consistent with that of the preceding year.

The company has incurred operating losses for the past few years and has a working capital deficiency as at June 30, 2002.  The company's continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation.  It is not readily predictable whether financing efforts will be successful or whether the company will attain profitable levels of operations.  These financial statements have been prepared assuming the company will continue as a going concern.  Adjustments to the assets and liabilities that may have to be made if this assumption is not valid are not reflected in these financial statements.

/s/ White Kennedy

CHARTERED ACCOUNTANTS

Penticton, British Columbia

October 5, 2002

PRODIGITAL FILM LABS, INC.

(A Development Stage Company)

BALANCE SHEET

As of June 30, 2002, With Comparative Figures for 2001

	2002 $US	2001 $US
ASSETS
CURRENT
Cash	113	12,057
Amounts Receivable	1,771	-
Prepaid Expenses	6,675	10,392

CAPITAL (Note 2)	8,559	22,449
	219	275
	8,778	22,724
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT
Accounts payable and accrued liabilities	22,495	6,641
Convertible notes (Note 3)	7,001	-
Share subscriptions payable	-	32,500
	29,496	39,141

DUE TO RELATED PARTY (Note 4)	7,744	1,731
	37,240	40,872

SHAREHOLDERS' DEFICIENCY
Share Capital (Note 5)	109,700	49,300
Deficit	(138,162)	(67,448)
	(28,462)	(18,148)

COMMITMENTS (Note 6)	8,778	22,724

PRODIGITAL FILM LABS, INC.

(A Development Stage Company)

STATEMENT OF LOSS AND DEFICIT

For the Year Ended June 30, 2002, With Comparative Figures for the Year Ended June 30, 2001 and The Two Months ended June 30, 2000

	2002 $US	2001 $US	Date of Inception to June 30, 2002 $US
REVENUE	-	-	-

EXPENSES
Rent	21,026	22,823	47,730
Professional fees	11,299	1,708	13,007
Telephone	6,031	4,288	10,541
Property taxes	5,529	4,818	10,347
Travel	5,479	7,736	16,028
Contract fees	5,303	1,053	10,386
Brokerage fees	5,085	-	5,085
Automotive	4,256	5,970	11,223
Utilities	1,415	1,570	3,244
Office and Sundry	1,311	835	2,291
Bank charges and interest	1,127	749	1,975
Insurance	577	127	704
Repairs and maintenance	577	1,134	1,715
Licenses, dues and fees	472	-	612
Advertising and promotion	191	462	1,012
Amortization	55	59	119
	69,733	53,332	136,019
LOSS FROM OPERATIONS	(69,733)	(53,332)	(136,019)

OTHER INCOME
Investment and sundry	26	28	60
Loss on foreign exchange	(1,007)	(1,123)	(2,203)
	(981)	(1,095)	(2,143)

NET LOSS	(70,714)	(54,427)	(138,162)
DEFICIT, beginning of year	(67,448)	(13,021)	-

DEFICIT, end of year	(138,162)	(67,448)	(138,162)

Basic loss per share	(0.016)	(0.017)	(0.036)

Weighted average number of shares outstanding	4,660,555	3,119,068	3,806,540

PRODIGITAL FILM LABS, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS' EQUITY

As of June 30, 2002

	Common Issued	Stock Amount $US	Deficit $US	Total Shareholders' Equity $US

Cumulative totals to May 1, 2000	-	-	-	-

Issuance of common shares for cash - restricted	3,000,000	300		300

Net loss for the two months ended June 30, 2000	-	-	(13,021)	(13,021)

Balance, June 30, 2000	3,000,000	300	(13,021)	(12,721)

Issuance of common shares for cash - restricted	820,000	49,000	-	49,000

Net loss for the year ended June 30, 2001	-	-	(54,427)	(54,427)

Balance, June 30, 2001	3,820,000	49,300	(67,448)	(18,148)

Issuance of common shares for cash - restricted	40,000	2,000	-	2,000

Issuance of common shares for cash	600,000	30,000	-	30,000

Issuance of common shares for cash	200,000	10,000	-	10,000

Issuance for common shares for cash - restricted	18,400	18,400	-	18,400

Net loss for the year ended June 30, 2002	-	-	(70,714)	(70,714)

Balance, June 30, 2002	4,678,400	109,700	(138,162)	(28,462)

PRODIGITAL FILM LABS, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended June 30, 2002, 2001 and 2000

	2002 $US	2001 $US	Date of Inception to June 30, 2002 $US

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(70,714)	(54,427)	(138,162)
Adjustments for: Amortization	55	59	119
	(70,659)	(54,368)	(138,043)
Net change in non-cash working capital items (Note 7)	17,801	(3,259)	14,049
	(52,858)	(57,627)	(123,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in advances to related party	-	-	(8,409)
Received from related party	6,013	10,140	16,153
Proceeds from share subscriptions	(32,500)	3,500	-
Proceeds from issuance of share capital	60,400	49,000	109,700
Proceeds from convertible notes	7,001	-	7,001

	40,914	62,640	124,445
CASH FLOWS FROM INVESTING ACTIVITIES
Capital property acquired	-	(68)	(338)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,944)	4,945	113

CASH AND CASH EQUIVALENTS, beginning of year	12,057	7,112	-

CASH AND CASH EQUIVALENTS, end of year	113	12,057	113

PRODIGITAL FILM LABS, INC.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended June 30, 2002

Nature of Operations

The company was incorporated on May 2, 2000 under the laws of the state of Nevada, and substantially all operations are located in Canada.  Its principal business activity consists of developing a post production digital film studio and a digital film studio facility.

1.    Summary of Significant Accounting Policies

CAPITAL

Capital properties are recorded at cost.  Amortization is provided over the estimated useful life of the capital property using the declining balance method at the following annual rate:

                                     Furniture and equipment            20%

FINANCIAL INSTRUMENTS

The company's financial instruments consist of cash, amounts receivable, accounts payable and accrued liabilities, convertible notes payable and amounts due to a related party.  Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

FOREIGN CURRENCY TRANSLATION

The company translates monetary assets and liabilities denominated in a foreign currency at the rate of exchange at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange for the year.  Translation gains and losses are included in earnings.

LOSS PER SHARE

Basic loss per share computations are based on the weighted average number of shares outstanding during the year.  Fully diluted earnings per share reflect the maximum dilution of current earnings which potential conversions, exercises and contingent issuances would have caused had they occurred at the beginning of the year.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent amounts and revenues and expenditures during the reported periods.  Actual results could differ from those estimates.

INCOME TAXES

The company follows the asset and liability method of accounting for income taxes, whereby future tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the Year Ended June 30, 2002

2.     Capital

                       Net Book Value

	Cost $US	Accumulated Amortization $US	2002 $US	2001 $US

Furniture and Equipment	338	119	219	275

3.     Convertible Note

	2002 $US	2001 $US

Note, payable in U.S. dollars, bearing interest at 6%, due March 15, 2003. Convertible to 1 common share for each $1 of principal or interest.	5,000	-

Note, payable in U.S. dollars, bearing interest at 6%, due April 15, 2003. Convertible to 1 common share for each $1 of interest or principal.	2,000	-
	7,000	-

4.      Related Party Transactions

                                                                                                     Relationship                                2002                                2001

                                                                                                                                                           $U.S.                                $U.S.

                                Payable to:

                                Sigma Consulting Ltd.                     Common shareholder                         7,744                                1,731

The related party amounts are non-interest bearing and have no specific terms of repayment.

                                                                                                                   Type of                                 Received                          (Paid)

 Related Party                                Relationship                                Transaction                                2002                                2001

                                                                                                                                                                    $U.S.                                $U.S.

Sigma Consulting Ltd.          Common shareholder                                Rent                                  (21,026)                          (22,823)

Sigma Consulting Ltd.          Common shareholder                          Vehicle lease                            (2,596)                            (3,347)

Sigma Consulting Ltd.          Common shareholder                         Contract fees                                      -                              (1,000)

___________________________________________________________________________________________

The shareholder of Sigma Consulting Ltd. is a significant shareholder and one of the directors of the company.

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the Year Ended June 30, 2002

5.      Share Capital

            Authorized:

                  10,000,000 Common shares with par value of $0.0001

                                                                                    Start of                                                                                                        End of

                                                                                       Year                       Issued                       Redeemed                                Year

                                                                                          $                              $                                    $                                           $

  Issued:

     3,878,400 Common shares, restricted                 49,300                     20,400                                 -                                    69,700

           800,000 Common shares, unrestricted                   -                     40,000                                 -                                    40,000

                                                                                       49,300                    60,400                                 -                                  109,700

The company had 3,820,000 restricted shares issued as at June 30, 2001 and 3,000,000 restricted shares with a value of $300 as at June 30, 2000.

6.   Commitments

The company has entered into an operating lease for its premises which expires on May 31, 2003.  The lease may be renewed at the option of the company for a period of one year.  Future minimum payments under the premises lease are approximately U.S. $17,795.

7.     Net Change In Non-cash Working Capital Items

                                                                                                                    2002                                  2001                                 2000

                                                                                                                     $U.S.                                $U.S.                                $U.S.

                                Decrease (increase) in:

                                     Amounts receivable                                          (1,771)

                                     Prepaid expenses                                                3,717                               (9,096)                              (1,296)

                                Increase (decrease) in:

                                     Accounts payable and accrued liabilities    15,855                                5,837                                    803

                                                                                                                 17,801                              (3,259)                                  (493)

8.      Income Tax Loss Carry Forwards

The company has non-capital losses available to carry forward in the amount of $138,247.  These losses can be used to reduce future years' taxable income and will expire as follows:

                                                     $U.S.

                        2007                   12,633

                        2008                   63,390

                        2009                   62,224

                                                 138,247

The potential future tax benefits of these income tax losses have not been recognized in the accounts of the company.

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (Continued)

For the Year Ended June 30, 2002

9.   Subsequent Events

Subsequent to the year end, the company issued 250,000 restricted shares, with a value of U.S. $12,500, to a related party in exchange for a non-refundable deposit for the purchase of a building.

PART II (continued)

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    None.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The table below lists, as of June 30, 2002, the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are residents and citizens of the United States.

Directors and Executive Officers

Name	Age	Date Elected or Appointed
Darone Davis, President/Director	38	May 2, 2002
David Huck, Secretary/Treasurer/Director	56	May 2, 2002

Darone Davis

Darone Davis, 38, President and Director of Prodigital, is an entrepreneur with several years of experience in the Capital Markets industry and in asset management.  He brings to Prodigital this experience and is a very active President working full time on this project.  He has aggressive and dedicated skills in building investment oriented working companies.

During the two years before creating Prodigital Film Labs Inc., Mr. Davis was instrumental in the initial strategies involved in creation and successful structuring of several US companies, believing strongly that there is no replacement for a public company to start with a good foundations, sound direction and talented management. He has served as different officers and director of many companies. After the creation of these companies, he was directly involved in raising start-up financing, including a $6 million private placement for a company developing an AIDS vaccine.

During the last 7 years, Mr. Davis has served as an Asset and Financial Manager, managing many different wealthy family and International Trusts, and provided other sound and creative Estate Planning solutions.

David Huck

David Huck, 56, is the Secretary, Treasurer and Director of Prodigital.  He is an entrepreneur who has over twenty years of proactive successful business projects under his belt.  He is a Financial Analyst and is also a Computer Systems Analyst.  He has over 15 years of successful Management Consulting experience and brings with him International Business Marketing expertise.  David splits his time between conducting and teaching business classes for a university, finishing his masters degree and working on this project.

David has over 16 years of direct Business Management and Consulting Experience. During the past five years, David has been active in the field of Business Consulting for many corporations completing contracts for Market Analysis, Feasibility Studies and other business management tasks including Business Planning.  The Summerland Credit Union and the South Okanagan Regional Health Services have been David's clients.

For over 10 years, in his capacity as an Instructor, David has delivered business courses under a private contract for a local University and for several government funded agencies. David is also qualified as a Trust Officer, and has acted as a trustee on several trusts carrying out fiduciary responsibilities where necessary.

Involvement in Certain Legal Proceedings

None of the officers or directors has been involved in a bankruptcy, criminal conviction, or subject to any order, judgment or decree, not subsequently reversed, suspended or vacated by any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or found to be guilty of any securities laws infractions.

Family Relationships

There are no family relationships between any of the officers and/or directors.

ITEM 10.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Annual Compensation			Long-Term Compensation			All Other Compensation ($) (i)
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying Options/SARs (#) (g)	LTIP Payouts ($) (h)
Darone Davis	2002	0	0	0	0	0	0	0
President	2001	0	0	0	0	0	0	0
	2000	0	0	0	0	0	0	0
David Huck	2002	0	0	0	0	0	0	0
Secretary/Treas.	2001	0	0	0	0	0	0	0
	2000	0	0	0	0	0	0	0

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant is a publicly owned corporation, the shares of which are owned by Canadian residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

The table below lists, as of June 30, 2002, all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant.

5% Shareholders

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Darone Davis	1,500,000	30.55%
Common	David Huck	1,500,000	30.55%
Common	Summer Holdings, LLC	820,000	16.70%
Common	Spectrum Management	600,000	12.22%
Common	Sigma Business Consulting, Ltd.	250,000	5.09%
Total		4,670,000	95.11%

The table below lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group, as of June 30, 2002.

Shareholdings of Directors and Executive Officers

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Darone Davis	1,500,000	30.55%
Common	David Huck	1,500,000	30.55%
Total		3,000,000	61.1%

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the above mentioned real estate purchase option included as Exhibit 10.1 to the Company's Form 10-SB filing, the Company has not acquired any assets other than in the ordinary course of business during the preceding 5 years, and no single asset has had a value in excess of $2,000.

Furthermore, there have been no transactions to which the Company was a party, in which any director or executive officer had a direct or indirect material interest.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    I.    Financial Information

            Index to Financial Statements

            Independent Auditors' Reports

            Balance Sheets at June 30, 2002 and 2001

            Statement of Loss and Deficit for the years ended June 30, 2002, 2001and 2000

            Statement of Statement of Changes in Stockholders' Equity for the year ended June 30, 2002

            Statement of Cash Flows for the years ended September 30, 2002, 2001 and 2000

            Notes to Financial Statements

     II.   Financial statement schedules required to be filed by Item 8 and paragraph (d) of this Item 13:

          All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     III. The exhibits are listed in the index of exhibits

The index of exhibits

3.1       Articles of Incorporation, dated May 2, 2000*

3.2       ByLaws, adopted on May 15, 2000*

10.1     Option to Purchase Contract entered into between Sigma Business Consulting, Ltd. and Prodigital on February 26, 2002*

10.2     Commercial Property Lease entered into between Sigma Business Consulting, Ltd. and Prodigital on  June 1, 2000*

10.3     Commercial Auto Sublease entered into between Sigma Business Consulting, Ltd. and Prodigital on June 13, 2000*

99.1     Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934

99.2     Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934

            * previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRODIGITAL FILM LABS, INC.

a Nevada corporation

Date: May 28, 2003

By: /s/ Darone Davis

Darone Davis, President and Director

Date: May 28, 2003

By: /s/ David Huck

David Huck, Secretary/Treasurer and Director

Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Darone Davis provides the following certification.

     I, Darone Davis, Director and President of Prodigital Film Labs, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.

I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003	/s/ Darone Davis
Darone Davis, Director and President

Exhibit 99.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, David Huck provides the following certification.

     I, David Huck, Director, Secretary and Treasurer of Prodigital Film Labs, Inc. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of the Company;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this annual report is being prepared;

5.	I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6.

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003	/s/ David Huck
David Huck, Director, Secretary and Treasurer