Form 10QSB
period 2002-09-30
PRODIGITAL FILM LABS INC
filed 2003-05-30
CIK 1126318

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

  OR

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _________

 Commission File Number: 000-21969

PRODIGITAL FILM LABS, INC.

(Exact name of registrant as specified in its charter)

 Nevada, United States

(State or other jurisdiction of incorporation or organization)

91-2048620

(I.R.S. Employer ID Number)

 3675 Pecos-Mcleod, Suite 1400, Las Vegas, Nevada 89121-3881

(Address of principal executive offices) (Zip code)

(877) 804-3394

     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES                                                  NO      X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class Shares outstanding at September 30, 2002

---------------------------------------------------------------

Common Stock, no par value 4,928,400

Preferred stock, no par value $0.0001

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition

               and Results of Operations

Item 3.   Controls and Procedures

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

As at September 30, 2002, With Comparative Figures for June 30, 2002

(Unaudited)

	September 30,	June 30,
	2002	2002
	(U.S. $)	(U.S. $)
ASSETS
CURRENT
Cash	$527	$113
Amounts receivable	1,804	1,771
Prepaid expenses	5,952	6,675
	8,283	8,559

DUE FROM RELATED PARTIES	-	-

CAPITAL
Furniture and Equipment	219	219

OTHER ASSETS	-	-

TOTAL ASSETS	8,502	8,778

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT
Accounts payable	21,302	22,495
Convertible Notes	6,296	7,001
	27,598	29,496

DUE TO RELATED PARTIES	12,291	7,744

SHAREHOLDERS' EQUITY
Share capital	109,700	109,700

RETAINED EARNINGS
Retained Earnings	(138,162)	(67,448)
Current Earnings	(5,868)	(70,714)
Foreign Exchange Adjustment	2,943	-
RETAINED EARNINGS	(141,087)	(138,162)

TOTAL EQUITY	(31,387)	(28,462)

TOTAL LIABILITIES AND EQUITY	8,502	8,778

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

INCOME STATEMENT

For the Three Months Ended September 30, 2002 and 2001

(Unaudited)

	2002	2001
	(US $)	(US $)
Revenue
Interest income	-	16
Gain/Loss on Foreign Exchange	-	(503)
Building Rental Revenue, Net	4,188	-
Total Revenue	4,188	(487)

Expenses
Auto Expenses	84	1,969
Bookkeeping	156	191
Broker expense	-	1,795
Courier Freight Expense	35	-
Consulting Fees	-	3,394
Interest & Bank Charges	36	252
Licenses/Dues/Permits	-	114
Rent/Lease, Office	3,878	4,801
Repairs and maintenance: building	-	147
Supplies: Office	183	167
Supplies: Other	-	15
Telephone/Fax/Internet	1,049	962
Travel & Lodging	1,539	737
Meals & Entertainment 100%	122	168
Utilities	(49)	466
Penalties and Interest	5	-
Property taxes	3,018	-
Total Expenses	10,056	15,249

Net Income	(5,868)	(15,736)

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2002 and 2001

(Unaudited)

	2002	2001
	(US $)	(US $)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(5,868)	(15,736)
Adjustments for:
Foreign exchange adjustment	2,943	8,095
	(2,925)	(7,641)

Non-cash working capital
Decrease (increase) in:
Accounts receivable	(33)	(6)
Prepaid	723	(8,374)

Increase (decrease) in:
Accounts payable	(1,193)	24,606
Net change in non-cash working capital items	(503)	16,226
	(3,428)	8,585

CASH FLOWS FROM FINANCING ACTIVITIES
Received from (repaid to) related parties	4,547	(4,773)
Proceeds (Reduction) in share subscriptions	-	(3,969)
Proceeds (Reduction) in convertible notes	(705)	-
	3,842	(8,742)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	414	(157)

CASH AND CASH EQUIVALENTS
Beginning of period	113	12,057
End of Period	527	11,900

SUPPLEMENTAL
Interest Paid	-	-
Income taxes paid	-	-
Dividends paid	-	-
Issuance of share capital	-	-

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Item 3.    Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this quarterly report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

        (i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

        (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

    None.

Item 2. Changes in Securities

On July 1, 2002, the Company issued 250,000 restricted shares, with a value of U.S. $12,500 to a related party (Sigma Consulting Ltd.) in exchange for a non-refundable deposit for the purchase of a building.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K.

        None.

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRODIGITAL FILM LABS, INC.

(Registrant)

Date: May 30, 2003

/s/ Darone Davis                                                                                /s/ David Huck

Darone Davis, President and Director                                                 David Huck, Secretary/Treasurer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

 I, Darone Davis, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of ProDigital Film Labs, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c.    presented in this quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent, evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      May 30, 2003

 /s/ Darone Davis

Darone Davis, President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATIONS

 I, David Huck, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Prodigital Film Labs, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material face necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c.    presented in this quarterly our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent, evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      May 30, 2003

 /s/ David Huck

David Huck, Secretary/Treasurer