Form 10QSB
period 2002-12-31
PRODIGITAL FILM LABS INC
filed 2003-05-30
CIK 1126318

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2002

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

Class Shares outstanding at December 31, 2002

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

As at December 31, 2002, With Comparative Figures for June 30, 2002

(Unaudited)

	December 31,	June 30,
	2002	2002
	(U.S. $)	(U.S. $)
ASSETS
CURRENT
Cash	$72	$113
Amounts receivable	472	1,771
Prepaid expenses	5,855	6,675
	6,399	8,559

DUE FROM RELATED PARTIES	-	-

CAPITAL
Furniture and Equipment	219	219

OTHER ASSETS	-	-

TOTAL ASSETS	6,618	8,778

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT
Accounts payable	24,066	22,495
Convertible Notes	6,192	7,001
	30,258	29,496

DUE TO RELATED PARTIES	11,202	7,744

SHAREHOLDERS' EQUITY
Share capital	109,700	109,700

RETAINED EARNINGS
Retained Earnings	(138,162)	(67,448)
Current Earnings	(9,749)	(70,714)
Foreign Exchange Adjustment	3,370	-
RETAINED EARNINGS	(144,541)	(138,162)

TOTAL EQUITY	(34,842)	(28,462)

TOTAL LIABILITIES AND EQUITY	6,618	8,778

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

INCOME STATEMENT

For the Three Months and Six Months Ended December 31, 2002 and 2001

(Unaudited)

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
	2002	2001	2002	2001
	(US $)	(US $)	(US $)	(US $)

Revenue
Building Rental Revenue	3,174	-	9,534	-
Rental Commission Expense	-	-	(2,181)	-
Net: Building Rental Revenue	3,174	-	7,353	-
Interest income	-	6	-	22
Gain/Loss on Foreign Exchange	16	1,532	-	565
Total Revenue	3,190	1,538	7,353	587

Expenses
Accounting & Legal	2,267	4,386	2,286	4,271
Auto Expenses	57	1,736	142	3,714
Bookkeeping	106	149	260	342
Broker expenses	-	2,768	-	4,540
Courier Freight Expenses	-	164	35	230
Consulting Fees	-	251	-	3,733
Interest & Bank Charges	41	696	77	937
Licenses/Dues/Permits	-	-	-	121
Rent/Lease, Office	3,813	4,737	7,691	9,547
Repairs and maintenance: building	-	166	-	117
Repairs and maintenance: equipment	-	175	-	171
Supplies: Office	149	110	332	279
Supplies: Other	-	-	-	15
Telephone/Fax/Internet	471	2,407	1,516	3,333
Travel & Lodging	158	1,206	1,686	1,826
Meals & Entertainment 100%	-	486	121	646
Utilities	-	157	(48)	632
Penalties and interest	10	-	13	-
Property taxes	-	2,756	2,992	2,684
Total Expenses	7,072	22,351	17,103	37,136

Net Income	(3,882)	(20,813)	(9,750)	(36,549)

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

For the Three Months and Six Months Ended December 31, 2002 and 2001

(Unaudited)

	Three Months Ended Dec. 31,		Six Months Ended Dec. 31,
	2002	2001	2002	2001
	(US $)	(US $)	(US $)	(US $)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(3,882)	(20,813)	(9,750)	(36,549)
Adjustments for:
Foreign exchange adjustment	427	29,527	3,370	37,622
	(3,455)	8,714	(6,380)	1,073

Non-cash working capital
Decrease (increase) in:
Accounts receivable	1,332	(702)	1,299	(707)
Prepaids	97	9,783	820	1,409

Increase (decrease) in:
Accounts payable	2,763	16,491	1,570	41,096
Net change in non-cash working
capital items	4,192	25,572	3,689	41,798
	737	34,286	(2,691)	42,871

CASH FLOWS FROM FINANCING ACTIVITIES
Received from (repaid to) related
parties	(1,089)	(16,147)	3,458	(20,920)
Proceeds (Reduction) in share
subscriptions	-	(28,531)	-	(32,500)
Proceeds (Reduction) in convertible
notes	(103)	-	(808)	-
	(1,192)	(44,678)	2,650	(53,420)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(455)	(10,392)	(41)	(10,549)

CASH AND CASH EQUIVALENTS
Beginning of period	527	11,900	113	12,057
End of period	72	1,508	72	1,508

SUPPLEMENTAL
Interest paid	-	-	-	-
Income taxes paid	-	-	-	-
Dividends paid	-	-	-	-
Issuance of share capital	-	-	-	-

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

Item 3.    Controls and Procedures.

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

None

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