Form 10QSB
period 2003-03-31
PRODIGITAL FILM LABS INC
filed 2003-05-30
CIK 1126318

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

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

Class Shares outstanding at March 31, 2003

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

As at March 31, 2003, With Comparative Figures for June 30, 2002

(Unaudited)

	March 31,	June 30,
	2003	2002
	(U.S. $)	(U.S. $)
ASSETS
CURRENT
Cash	$167	$113
Amounts receivable	379	1,771
Prepaid expenses	4,742	6,675
	5,288	8,559

DUE FROM RELATED PARTIES	-	-

CAPITAL
Furniture and Equipment	219	219

OTHER ASSETS	-	-

TOTAL ASSETS	5,507	8,778

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT
Accounts payable	19,223	22,495
Convertible Notes	5,016	7,001
	24,239	29,496

DUE TO RELATED PARTIES	9,505	7,744

SHAREHOLDERS' EQUITY
Share capital	109,700	109,700

RETAINED EARNINGS
Retained Earnings	(138,162)	(67,448)
Current Earnings	(9,362)	(70,714)
Foreign Exchange Adjustment	9,587	-
RETAINED EARNINGS	(137,937)	(138,162)

TOTAL EQUITY	(28,237)	(28,462)

TOTAL LIABILITIES AND EQUITY	5,507	8,778

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

INCOME STATEMENT

For the Three Months and Nine Months Ended March 31, 2003 and 2002

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(US $)	(US $)	(US $)	(US $)

Revenue
Building Rental Revenue	4,347	-	13,908	-
Rental Commission Expense	-	-	(2,079)	-
Net: Building Rental Revenue	4,347	-	11,829	-
Interest income	-	6	-	23
Gain/Loss on Foreign Exchange	350	(624)	-	214
Total Revenue	4,797	(624)	11,829	237

Expenses
Accounting & Legal	227	53	2,430	4,384
Auto Expenses	18	1,643	155	5,365
Bookkeeping	-	184	249	526
Broker expenses	-	-	-	4,606
Courier Freight Expenses	19	88	54	54
Consulting Fees	-	-	-	3,788
Insurance: building	-	238	-	231
Interest & Bank Charges	10	85	85	1,034
Licenses/Dues/Permits	-	-	-	123
Rent/Lease, Office	3,305	4,815	10,996	14,366
Repairs and maintenance: building	-	-	-	118
Repairs and maintenance: equipment	-	-	-	173
Supplies: Office	-	97	316	378
Supplies: Other	-	-	-	15
Telephone/Fax/Internet	778	833	2,308	4,191
Travel & Lodging	-	513	1,606	2,351
Meals & Entertainment 100%	-	465	115	115
Utilities	-	514	(46)	1,140
Penalties and interest	52	-	71	-
Property taxes	-	-	2,852	2,723
Total Expenses	4,409	9,529	21,191	46,938

Net Income	388	(10,152)	(9,362)	(46,701)

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

For the Three Months and Nine Months Ended March 31, 2003 and 2002

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(US $)	(US $)	(US $)	(US $)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	388	(10,152)	(9,362)	(46,701)
Adjustments for:
Foreign exchange adjustment	6,217	589	9,587	38,211
	6,605	(9,563)	225	(8,490)

Non-cash working capital
Decrease (increase) in:
Accounts receivable	94	(550)	1,393	(1,257)
Prepaids	1,113	(21)	1,933	1,388

Increase (decrease) in:
Accounts payable	(4,843)	5,565	(3,273)	46,661
Net change in non-cash working
capital items	(3,636)	4,994	53	46,792
	2,969	(4,569)	278	38,302

CASH FLOWS FROM FINANCING ACTIVITIES
Received from (repaid to) related
parties	(1,697)	4,411	1,761	(16,509)
Proceeds (Reduction) in share
subscriptions	-	-	-	(32,500)
Proceeds (Reduction) in convertible
notes	(1,177)	-	(1,985)	-
	(2,874)	4,411	(224)	(49,009)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	95	(158)	54	(10,707)

CASH AND CASH EQUIVALENTS
Beginning of period	72	1,508	113	12,057
End of period	167	1,350	167	1,350

SUPPLEMENTAL
Interest paid	-	-	-	-
Income taxes paid	-	-	-	-
Dividends paid	-	-	-	-
Issuance of share capital	-	-	-	-

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