Form 10KSB
period 2003-06-30
PRODIGITAL FILM LABS INC
filed 2003-10-21
CIK 1126318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(X)      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:   June 30, 2003

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

                                                                                                                                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State the issuer's revenues for its most recent fiscal year:   $ None

The aggregate market value of the voting and non-voting common equity held by non-affiliates based upon the average bid and asked price at September 30, 2003 was $2,513,484.

As of September 30, 2003, issuer had 4,928,400 shares of common equity issued and outstanding.

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

Item 14.    Controls and Procedures

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

     British Columbia was chosen as the location for these Studios because of the incredible growth of the Film Industry in this Province, arising from the interest and activity in and around the city of Vancouver, B.C., also known as "Hollywood North."  According to data released by the BC Film Commission, from 1999 and through 2002, the Film Industry spent over 4 billion dollars in British Columbia, creating an economic impact of billions of dollars more.

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

     For these reasons, the founders of Prodigital Film Labs, Inc., Darone Davis and David Huck have, over the last three years, searched the Okanagan valley for just the right property to serve the needs of both production sound stages and post-production facilities.  Two separate properties were located that met all of the carefully researched criteria.  The first property, located in the City of Penticton, BC, is slated to become the site of the post-production facility.  It consists of two city lots with a 3000-square foot building on the first, and a parking lot on the bordering second lot.  The location is a prime spot on Main Street, very visible and desirable, and easily expandable.  The second separate property, which has been chosen as the site of the production sound stages, is a beautiful 102-acre mountain-view lot located approximately 10 minutes highway driving from the post-production property.

     During 2000-2001 an option to purchase the 102-acre property was negotiated.  This offer contained several conditions that had to be met before Prodigital bought the property.  The conditions included: the ability for the property to be appropriately rezoned to fit Prodigital's projected use;  the property needed an Environmental Impact Study and Assessment completed based on Prodigital's planned use and;  the last pre-condition was based on Prodigital's ability to obtain financing to purchase the land.  The founders worked to re-zone the property from a rural classification to a commercial classification in order that the zoning matched Prodigital's projected use.  After an Environmental Impact Study and Assessment of the property was completed, municipal meetings held and public notices provided, Prodigital was successful in working with the Regional District to create a completely new zoning classification, and the district re-zoned this property with this new classification to enable the building of production sound stages.  This rezoning makes this 102-acre property the only site in the entire Okanagan Valley on which large sound stages can be constructed.  By comparison, Lion's Gate Studios, in Vancouver, has only 14 acres for its eight sound stages, with minimal availability of expansion property, if any.  Since Prodigital was not able to obtain the necessary financing to purchase the property within the terms of the offer, an extention was granted.  This extention period also expired and the vendors took the property off of the market.  There is a verbal agreement and understanding with the vendor that Prodigital can still purchase the property at the price previously agreed to.  There is no current agreement or contract between the vendor and Prodigital.

     In August 2002, Prodigital Film Labs, Inc. secured its option to purchase the post-production site in Penticton, BC, by issuance of 250,000 common shares of our stock to Sigma Business Consulting Ltd. ("Sigma"), a company that David Huck is the President and majority shareholder of (as such Sigma is a related party of Prodigital).  This exclusive real estate purchase option secures a highly desirable and valuable piece of property for Prodigital.  The option will expire in 5 years.

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

Fiscal Year 2003 was a very busy year for the principals of Prodigital Film Labs, Inc.  The major focus during this fiscal year was to locate private placement money and the first round of financing for the Company.  The first round of financing was to purchase the land and buildings that we had located and identified as necessary to the Company's success.

In July 2002, the Company was able to sub-lease the building that it has leased from Sigma and purchased an option on.  This is the building and parking lot that ProDigital has targeted to become the post production facility.  This sub-lease provides some revenue for ProDigital and relieves some of the operational expenses of the company that have been paid by one of the principal of the company.  Most of the company expenses, have been, and continue to be paid by the principals of the company. They will be reimbursed when the company is more completely funded.

Over the past year, ProDigital Film Labs principals have been actively searching for investors and other opportunities that would be compatible with its objectives. Several opportunities were examined and one in particular was examined in great detail.

Darone Davis and David Huck explored the possibilities of producing a series of four-minute action drama clips for the motion simulator / entertainment industry. Our objective was to film four or so of these at one time, shooting enough material for several shorts. Two people in Alberta, who are currently active in the entertainment simulator industry, brought this opportunity to our attention. During our initial exploratory meeting, it was established that our objectives were compatible and strengths complementary. It was decided that ProDigital Film Labs would be responsible for the film production and the other parties would be responsible to attain the financing. We followed through by completing our due diligence on the project.

Our investigative work took us to Edmonton, Alberta, where we met with two principals who own one of these entertainment motion simulators. One of the principals is also the North American representative for a large simulator manufacturer. They demonstrated that the need for new "live action" material is quite high. They showed us several of the current motion movies, which consisted of older animations, often based on a space or star wars theme. These shows were of inferior quality by today's standard. Market research shows that the inclusion of high definition and high quality is now the foundation of a successful clip to entertain today's child audience.

With the motion simulator industry network that these two individuals had developed and proposed to take advantage of, they predicted a handsome income stream from the distribution of these films.  This significant income stream would provide ProDigital the funding to construct and develop ProDigital's original business plan- the construction of Production Sound Stages and a Digital post-production facility.

This whole process took place over several months. The principals were very disappointed when the funding did not materialise. However, the project is still under consideration as a step to achieve the financing to pursue ProDigital's original plans.

Advisory Board Members

One of the Company's goals is to appoint well known individuals with talent and experience to lead the various aspects of Prodigital's business.  Initially, these people will serve as the Advisory Board, where their unique and specific skills, film industry contacts, experience and expertise will aid the  successful development of the Company.  They may be compensated with stock or stock options until Prodigital is funded and at that time and they may become Directors and/or Managers of the specific area they helped to build.

Property Acquisition

The properties that the Company has located for the Sound/ Production stages and Post-production facilities are superbly suited for ProDigital's business.  Negotiations have resulted in an Exclusive Option to Purchase Agreement for the buildings and property for the Post-production facility.  This was accomplished by providing a non-refundable deposit of 250,000 common shares of Prodigital to Sigma.  This exclusive real estate purchase option expires in 5 years.  This agreement is attached to the Company's Form 10-SB as Exhibit 10.1.  Negotiations are still underway for securing the same type of option agreement for the 102-acre property for the Sound/ Production Stages.

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

ProDigital recently filed its 10-SB registration statement with the SEC in order to apply to have its stock quoted on the NASD Over-the-Counter Bulletin Board.  The 10-SB was declared effective in August 2003 and we now have approval to trade on the OTC/BB market.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company presently maintains offices at 3675 Pecos-McLeod, Suite 1400, Las Vegas, Nevada 89121-3881 (a registered agent), at 1621 S. Latawah Street, Spokane, Washington 99203 (a home office) and at 749 Main Street, Penticton, B.C. V2A 5E1 and can be reached at (877) 804-3394.  There is no rent obligation for the offices in Las Vegas and Spokane.  The term of the leases is month to month and the cost is $2,400(Canadian Dollars) per month for the Penticton location.  The Penticton location is leased from Sigma Business Consulting Ltd. on  month to month basis.  On October 5, 2003, the Company entered into a new lease agreement with the new owner of the property, a company owned by the Company's President and a family member for annual lease payments of approximately $21,815 ($29,400 Canadian translated at exchange rates as at June 30, 2003).  The lease will expire on October 1, 2006.  A copy of this new lease agreement is filed as Exhibit 10.4 to this Form 10-KSB.  The real estate purchase option on the above Penticton location is included in this document as Exhibit 10.1 and the lease agreement with Sigma for the Penticton location is included in this document as Exhibit 10.2 to the Company's Form 10-SB.  The Company at present owns no equipment.

Prodigital has been working on securing the real estate purchase option for the 102 acre property that the principals have targeted as the production Sound Stage site.  This property was rezoned previously by the principals making it the only large piece of property in the Okanagan Valley suitable to build the production Sound Stages.

During the year ended June 30, 2003, we subleased our property to an arm's length party for a monthly lease payment of approximately $2,000 ($2,950 Canadian) for a 41-month term, totaling $20,778 for the 12-month period ended June 30, 2003.

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

    The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  the high and low prices of our common stock for the periods indicated below are as follows:

Stock Trading Activity

Quarter Ended	High	Low
6-30-03	1.00	0.10
3-31-03	0.51	0.12
12-31-02	0.55	0.12
9-30-02	0.60	0.10
6-30-02	0.75	0.01
3-31-02	No Trading	No Trading
12-31-01	No Trading	No Trading
9-30-01	No Trading	No Trading
6-30-01	No Trading	No Trading
3-31-01	No Trading	No Trading

Our common shares are issued in registered form.  Transfer Online, Inc., 227 SW Pine Street, Suite 300, Portland, Oregon 97204 (Telephone: (503) 227-2950, facsimile (503) 227-6874) is the registrar and transfer agent for our common shares.

As of September 30, 2003, we had 4,928,400 shares of common stock outstanding and approximately 28 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

Recent Sales of Unregistered Securities

On August 14, 2002, we issued 250,000 shares of our common stock to Sigma Business Consulting Ltd, a company controlled by David Huck,  in exchange for a non-refundable exclusive option to purchase real property at a price of $425,000 for a five-year period.  These shares were issued in reliance upon Regulation S, as Mr. Huck is a non-U.S. citizen..

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report.  the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Plan of Operation

As described elsewhere in this Form 10KSB, we plan to acquire the appropriate properties, develop a "Class A" production sound stage, purchase the latest in digital movie reproduction equipment and hire the necessary staff.

Management of our company does not believe that it will be able to generate revenues without finding and completing the necessary outside financing required to continue our business. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

Management believes that we currently lack sufficient cash flow to provide its current cash requirements for the next twelve months without additional equity financing or loans from directors. Until financing is obtained providing the cash flow necessary to sustain our cash flow requirements, we will continue to rely on certain of the directors to finance the deficiency of cash from operations.

We do not presently have any agreements, arrangements or understandings for new financing. We are actively searching for new financing, but there is no assurance that our search will find sufficient financing opportunities to allow us to meet our liabilities and commitments as they come due.

There is substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have no established source of revenue. Accordingly, our independent auditors included an explanatory paragraph in their audit opinion on our June 30, 2003 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

We are currently relying on our directors and creditors to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of June 30, 2003 our cash balance was only $125. We anticipate that we will require additional financing of at least $4,000,000 to carry out our business plan. Should such external financing be unavailable, we will continue to rely on advances from directors to cover administrative expenses. We would likely seek to secure any additional financing necessary through a private placement of our common shares.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities.   It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than recognizing that liability at the date of an entity's commitment to an exit plan.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the accounting for and disclosure of guarantees. FIN 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

FIN 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable for periods ending after December 15, 2003.

The implementation of these new standards is not expected to have a material effect on our financial statements.

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of this new standard is not expected to have a material effect on our financial statements.

Application of Critical Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

ITEM 7.     FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.  The Independent Auditors' Report of BDO Dunwoody LLP for the audited financial statements for the year ended June 30, 2003 and the Independent Auditors' Report of White Kennedy for the audited financial statements for the year ended June 30, 2002 are included herein immediately preceding the audited financial statements.

Reference is made to the financial statements and related notes and supplemental data under Item 13 filed with this report.

PRODIGITAL FILM LABS, INC.

(A Development Stage Company)

Financial Statements

June 30, 2003 and 2002

(Expressed in US Dollars)

CONTENTS

Independent Auditor's Report

Prior Independent Auditor's Report

Financial Statements

    Balance Sheets

    Statements of Changes in Capital Deficit

    Statements of Operations and Comprehensive Loss

    Statements of Cash Flows

    Summary of Significant Accounting Policies

    Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of

ProDigital Film Labs, Inc.

(A Development Stage Company)

We have audited the Balance Sheet of ProDigital Film Labs, Inc. (a development stage company) as at June 30, 2003 and the Statements of Changes in Capital Deficit, Operations and Comprehensive Loss and Cash Flows for the year then ended and for the period from May 2, 2000 (inception) to June 30, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements of ProDigital Film Labs, Inc. for the period from May 2, 2000 (inception) to June 30, 2002. Such statements are included in the cumulative inception to June 30, 2003 totals on the Statements of Operations and Comprehensive Loss and Cash Flows and reflect a net loss of 68% of the related cumulative total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from May 2, 2000 (inception) to June 30, 2002 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of ProDigital Film Labs, Inc. (a development stage company) as at June 30, 2003 and the results of its operations and its cash flows for the year then ended and for the period from May 2, 2000 (inception) to June 30, 2003 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no established source of revenue, has accumulated operating losses of $202,123 since its inception, has a working capital deficiency of $102,177 and has essentially been inactive during the recent years.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada

October 5, 2003

PRIOR INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of

ProDigital Film Labs, Inc.

(A Development Stage Company)

We have audited the Balance Sheet of ProDigital Film Labs, Inc. (a development stage company) as at June 30, 2002 and the Statements of Changes in Capital Deficit, Operations and Comprehensive Loss and Cash Flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of ProDigital Film Labs, Inc. (a development stage company) as at June 30, 2002 and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred operating losses for the past few years and has a working capital deficiency as at June 30, 2002.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ White Kennedy

Chartered Accountants

Penticton, Canada

October 5, 2002

PRODIGITAL FILM LABS, INC.

(A Development Stage Company)

Balance Sheets

(Expressed in US Dollars)

June 30	2003	2002

ASSETS

Current
Cash	$ 125	$ 113
Receivables	667	1,771
Prepaid expenses	1,781	6,675

Total current assets	2,573	8,559

Deposit (Note 6)	12,500	-
Property and equipment (Note 2)	175	219

Total Assets	$ 15,248	$ 8,778

LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 55,100	$ 22,496
Convertible notes (Note 3)	7,420	7,000
Due to related parties (Note 4)	35,441	7,744
Unearned rental income and deposits	6,789	-

Total liabilities	104,750	37,240

Capital deficit
Capital Stock (Note 5)
Authorized
10,000,000 common shares, par value $0.0001 per share
Issued
4,928,400 (2002 - 4,678,400)	493	468
Additional paid-in capital	121,707	109,232
Deficit accumulated during the development stage	(202,123)	(138,162)
Other comprehensive loss
- cumulative translation adjustment	(9,579)	-

Total capital deficit	(89,502)	(28,462)

Total Liabilities and Capital Deficit	$ 15,248	$ 8,778

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

PRODIGITAL FILM LABS, INC.

(A Development Stage Company)

Statements of Changes in Capital Deficit

(Expressed in US Dollars)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated during the Development Stage	Other Comprehensive Loss	Total Capital Deficit
	Shares	Amount

Issuance of stock at inception at $0.0001 per share	3,000,000	$ 300	$ -	$ -	$ -	$ 300

Net loss for the period	-	-	-	(13,021)	-	(13,021)

Balance, June 30, 2000	3,000,000	300	-	(13,021)	-	(12,721)

Issuance of stock for cash at $0.05 per share in May 2001	780,000	78	38,922	-	-	39,000

Issuance of stock for cash at $0.25 per share in May 2001	40,000	4	9,996	-	-	10,000

Net loss for the year	-	-	-	(54,427)	-	(54,427)

Balance, June 30, 2001	3,820,000	382	48,918	(67,448)	-	(18,148)

Issuance of stock for private placement, net of share issuance costs at $0.05 per share in August 2001 (Note 5)	800,000	80	39,920	-	-	40,000

Issuance of stock for services at $0.05 per share in August 2001 (Note 5)	40,000	4	1,996	-	-	2,000

Issuance of stock for convertible note at $1.00 per share in June 2002 (Note 5)	18,400	2	18,398	-	-	18,400

Net loss for the year	-	-	-	(70,714)	-	(70,714)

Balance, June 30, 2002	4,678,400	468	109,232	(138,162)	-	(28,462)

Issuance of stock for option to acquire a property at $0.05 per share in August 2002 (Note 5)	250,000	25	12,475	-	-	12,500

Net loss for the year	-	-	-	(63,961)	-	(63,961)

Cumulative translation adjustment	-	-	-	-	(9,579)	(9,579)

Balance, June 30, 2003	4,928,400	$ 493	$ 121,707	$ (202,123)	$ (9,579)	$ (89,502)

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

PRODIGITAL FILM LABS, INC.

(A Development Stage Company)

Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

	For the years ended June 30,		For the period from May 2, 2000 (inception) to June 30, 2003
	2003	2002

Expenses
Automotive	$ 235	$ 4,256	$ 11,459
Bank charges and interest	1,033	1,127	3,008
Brokerage fees	2,960	5,085	8,045
Contract fees	-	5,303	10,386
Depreciation	44	55	163
Insurance	393	577	1,097
Office and miscellaneous	610	2,525	6,180
Professional fees	39,213	11,299	52,220
Property taxes	11,525	5,529	21,872
Rent	18,018	21,026	65,748
Telephone and utilities	3,502	7,446	17,286
Travel	3,574	5,479	19,602
	(81,107)	(69,707)	(217,066)

Other income (expenses)
Gain (loss) on foreign exchange	881	(1,007)	(1,322)
Rent, net of commission	16,265	-	16,265
	17,146	(1,007)	14,943

Net loss for the period	(63,961)	(70,714)	(202,123)

Foreign currency translation adjustment	(9,579)	-	(9,579)

Comprehensive loss for the period	$ (73,540)	(70,714)	$ (211,702)

Loss per share - basic and diluted	$ (0.01)	$ (0.02)

Weighted average shares outstanding	4,897,150	4,590,767

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

PRODIGITAL FILM LABS, INC.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US Dollars)

	For the years ended June 30,		For the period from May 2, 2000 (inception) to June 30, 2003
	2003	2002

Cash flows from operating activities
Net loss for the period	$ (63,961)	$ (70,714)	$ (202,123)
Adjustments to reconcile net loss for the period
to cash used in operating activities:
Depreciation	44	55	163
Stock issued for interest expense	-	400	400
Stock issued for services	-	2,000	2,000
Accrued interest in convertible notes	420	-	420
(Increase) decrease in assets:
Receivables	1,189	(1,771)	(582)
Prepaid expenses	5,136	3,717	(1,539)
Increase in liabilities:
Accounts payable and accrued liabilities	27,927	15,855	50,423
Unearned rental income and deposits	6,068	-	6,068

Cash used in operating activities	(23,177)	(50,458)	(144,770)

Cash flows from investing activity
Acquisition of property and equipment	-	-	(338)

Cash flows from financing activities
Received from related party	23,189	6,014	30,933
Net proceeds from issuance of share capital	-	7,500	89,300
Proceeds from convertible notes	-	25,000	25,000

Cash provided by financing activities	23,189	38,514	145,233

Net increase (decrease) in cash	12	(11,944)	125

Cash, beginning of period	113	12,057	-

Cash, end of period	$ 125	$ 113	$ 125

Supplementary disclosure of cash flow information:
Cash paid during year for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock upon conversion of note
payable and accrued interest	$ -	$ 18,400	$ 18,400
Issuance of stock for broker services	$ -	$ 2,000	$ 2,000
Issuance of stock for option to acquire property	$ 12,500	$ -	$ 12,500

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

PRODIGITAL FILM LABS, INC.

(A Development Stage Company)

Summary of Significant Accounting Policies

(Expressed in US Dollars)

June 30, 2003 and 2002

Basis of Presentation

These financial statements are stated in US dollars and are prepared in accordance with US generally accepted accounting principles.  The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

Property and Equipment	Property and equipment are recorded at cost. Depreciation is provided over the estimated useful life of the property and equipment using the declining-balance method at the rate as set out below:

Furniture and equipment - 20%

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from management's best estimates as additional information becomes available in the future.

Income Taxes

The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

Financial Instruments

The Company's financial instruments consist of cash, receivables, accounts payable and accrued liabilities, convertible notes and amounts due to related parties.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values due to the short-term or demand nature of the instruments.

Foreign Currency Translation and Transactions

The Company's functional currency is the Canadian dollar as substantially all of the Company's operations are in Canada.  The Company uses the United States dollar as its reporting currency for consistency with other registrants of the Securities and Exchange Commission ("SEC").

The Company translates assets and liabilities denominated in a foreign currency at the rate of exchange at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange for the year.  Translation gains and losses are deferred as a separate component of capital deficit.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in Other Income (Expenses) on the Statement of Operations and Comprehensive Loss.

Loss Per Share

Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year.  Diluted earnings per share reflects the potential dilution of securities that could share in earnings of an entity.  In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  Basic and diluted loss per share are the same for the years presented.

Common equivalent shares,

consisting of shares issuable on conversion of convertible notes, totalling 7,420 shares (2002 - 7,000)

were not included in the computation of diluted earnings per share because the effect is anti-dilutive. No other adjustments were made for purposes of per share calculations.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statements of Operations and Comprehensive Loss.  Comprehensive income (loss) is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distributions to owners.

Rental Income	The Company recognizes rental income over the term of the lease of 41 months. Security deposits and rental income received in advance from the tenant are recorded as Unearned Rental Income and Deposits on the Company's Balance Sheets.

New Accounting Pronouncements	Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3. It requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than recognizing the liability at the date of an entity's commitment to an exit plan as defined in Issue 94-3. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the accounting for and disclosure of guarantees. FIN 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

FIN 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable for periods ending after December 15, 2003.

The implementation of these standards did not have a material effect on the Company's financial statements.

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatory redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

Comparative Figures	Certain comparative figures have been reclassified to conform to the current year's presentation.

PRODIGITAL FILM LABS, INC.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in US Dollars)

June 30, 2003 and 2002

1.    Nature of Business and Ability to Continue Operations

The Company was incorporated on May 2, 2000 under the laws of the State of Nevada and substantially all operations are located in Canada.  Its principal business activity consists of developing a post production digital film studio and a digital film studio facility.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at June 30, 2003, the Company has no established source of revenue, has accumulated operating losses of $202,123 since its inception, has a working capital deficiency of $102,177 and has no active operations during the recent years.  The continuation of the Company is dependent upon pursuing and developing a sustainable business, the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise approximately $4.1 million for the development of a sound stage and operating funds through a combination of debt and equity instruments. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company was incorporated on May 2, 2000 under the laws of the State of Nevada and substantially all operations are located in Canada.  Its principal business activity consists of developing a post production digital film studio and a digital film studio facility. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

2.    Property and Equipment

			2003	2002

	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Furniture and equipment	$ 338	$ 163	$ 175	$ 219

3.    Convertible Notes

	2003	2002

Unsecured note payable
bearing interest at 6% per annum,
due on demand	$ 5,000	$ 5,000

Unsecured note payable
issued to a family member of the Company's president,
bearing interest at 6% per annum, due on demand	2,000	2,000

Accrued interest	420	-

	$ 7,420	$ 7,000

The notes payable and any accrued interest are convertible, at the option of the holder, into the Company's common stock at a price of $1 per share for each $1 of liability commencing one year after the closing date of the note payable agreement.

4.    Due to Related Parties

	2003	2002

Due to stockholders	$ 25,441	$ 7,744
Due to a company controlled by a common director	10,000	-

	$ 35,441	$ 7,744

The amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

5.    Capital Stock

a)    During the year ended June 30, 2003, the Company issued 250,000 shares of common stock at $0.05 per share (based on the fair value of the Company's common stock on the agreement date) to a company controlled by a significant stockholder for the exclusive option to purchase a property at a price of $425,000 for a five-year period. The Company currently leases the property from the company (a stockholder) on a month-to-month basis for approximately $1,600 (CDN$2,400). It consists a building and a parking lot which the Company currently subleases to an independent third party for a term of 41 months for a monthly lease payment of approximately $2,000 (CDN$2,950).

The annual minimu8m lease payment to be received through the sublease for the next three years are approximately:

                    2004                       $    24,000

                    2005                             24,000

                    2006                             12,000

                                                   $    60,000

b)    During the year ended June 30, 2002, the Company completed a private placement to issue 800,000 shares of common stock at $0.05 per share for proceeds of $40,000. During the year, the Company also issued 40,000 common shares at $0.05 per share for services.

c)    During the year ended June 30, 2002, $18,400 of a convertible note and accrued interest were converted into 18,400 shares of common stock at a price of $1 per share (based on the agreed conversion price of the note).

d)    During the year ended June 30, 2001, 820,000 common shares were issued pursuant to two private placements for proceeds totalling $49,000.

6.    Related Party Transactions

Related party transactions not disclosed elsewhere in these financial statements include:

	2003	2002

Rental expenses incurred with a stockholder	$ 18,018	$ 21,026
Non-refundable deposit for option to purchase property (Note 5)	$ 12,500	$ -

Transactions with related parties are recorded at the exchange amount, being the amount established and agreed to by the related parties.

7.    Income Taxes

The tax effects of temporary differences that give rise to the Company's deferred tax assets are as follows:

	2003	2002

Net operating losses	$ 76,000	$ 52,000
Valuation Allowance	$ (76,000)	$ (52,000)

Deferred tax asset (liability)	$ -	$ -

The provision for income taxes differs from the amount computed using the federal statutory income tax rate as follows:

	For the year ended June 30, 2003	For the year ended June 30, 2002

Provision (benefit) at the federal statutory rate	$ (24,000)	$ (27,000)
Increase in valuation allowance	24,000	27,000

	$ -	$ -

At June 30, 2003, the Company had losses available for income tax purposes of approximately $202,000 (2002 - $138,000) which, if not used, will expire between the years 2007 and 2010.

The Company evaluates its valuation allowance requirements based on projected future operations.  Management has recorded a valuation allowance because it believes it is more likely than not that the future income tax benefits of the current loss will not be realized.  When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

8.    Subsequent Events

a)    Subsequent to June 30, 2003, the Company issued a convertible note to a company controlled by a director for proceeds of $30,000. The unsecured note bears interest at 10% per annum and will be due on September 11, 2004. The note payable and any accrued interest are convertible, at the option of the holder, into the Company's common stock at a price of $1 per share for each $1 of liability commencing one year after the closing date of the note payable agreement.

b)    On October 5, 2003, the Company entered into a lease agreement with a company owned by the Company's president and a family member for the subleased property for an  annual lease payment of approximately $21,815 (CDN$29,400 translated at the exchange rate as at June 30, 2003). The lease will expire on October 1, 2006 and requires minimum annual lease payments as follows:

For the year ended June 30:

2004	$ 14,543
2005	21,815
2006	21,815
2007	5,454
$ 63,627

PART II (continued)

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

 (a) Previous independent accountants

     (i) Effective September 18, 2003, Prodigital Film Labs, Inc. ("Registrant"), confirmed with its auditors, White Kennedy, Chartered Accountants ("White Kennedy"), that the firm would no longer be representing the Registrant as its independent auditors. As of that date, Registrant informed White Kennedy that it was engaging a new audit firm as the Registrant's independent auditors.

     (ii) White Kennedy last reported on the Registrant's financial statements as of June 30, 2002. Prodigital's financial statements for the past two years, as audited by White Kennedy, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except with respect to an explanatory paragraph concerning going concern contingencies.

     (iii) The change of independent accountants was ratified by the Board of Directors of Prodigital on September 18, 2003.

     (iv) During the two most recent fiscal years as well as any subsequent interim periods preceding the date of this report, there were no disagreements with White Kennedy on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved, to White Kennedy's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  However, White Kennedy's reports on the Company's  financial statements contained an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

     (v) During the two most recent fiscal years as well as any subsequent interim periods preceding the date of this report, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

            (a) During the two most recent fiscal years as well as any subsequent interim periods preceding the date of this report, White Kennedy did not advise Prodigital that the internal controls necessary for the registrant to develop reliable financial statements do not exist.

            (b)  During the two most recent fiscal years as well as any subsequent interim periods preceding the date of this report, White Kennedy did not advise Prodigital that any information had come to their attention which had led them to no longer be able to rely on management's representation, or that had made White Kennedy unwilling to be associated with the financial statements prepared by management.

            (c)  During the two most recent fiscal years as well as any subsequent interim periods preceding the date of this report, White Kennedy did not advise Prodigital that the scope of any audit needed to be expanded significantly or that more investigation was necessary.

            (d)  During the two most recent fiscal years as well as any subsequent interim periods preceding the date of this report, White Kennedy did not advise Prodigital that there was any information which the accountants concluded would materially impact the fairness and reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements.

     (vi) The Registrant has requested that White Kennedy Corporation furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated October 7, 2003, is filed as Exhibit 16.1 to the Company's Form 8-K filed with the SEC on October 15, 2003.

     (b) New independent accountants

     The Registrant has engaged BDO Dunwoody LLP as its new independent auditors on September 18, 2003. Prior to September 18, 2003, the Registrant had not consulted with BDO Dunwoody LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, and no written report or oral advice was provided to the Registrant by BDO Dunwoody LLP concluding there was an important factor to be considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The table below lists, as of June 30, 2003, the names of the Directors and Executive Officers of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Directors and Executive Officers are residents and citizens of the United States.

Directors and Executive Officers

Name	Age	Date Elected or Appointed
Darone Davis, President/Director	39	May 2, 2002
Christopher Dieterich, Director	55	September 20, 2002
David Huck, Secretary/Treasurer/Director*	57	May 2, 2002

*  On September 30, 2003, David Huck resigned from his positions at the Company.  Darone Davis has been serving the President, Secretary and Treasurer of Prodigital Film Labs, Inc. while the Board of Directors looks for a replacement for Mr. Huck.

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Darone Davis

Darone Davis, 39, President, Secretary, Treasurer and Director of Prodigital, is an entrepreneur with several years of experience in the Capital Markets industry and in asset management.  He brings to Prodigital this experience and is a very active President working full time on this project.  He has aggressive and dedicated skills in building investment oriented working companies.

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

David Huck

David Huck, 57, was the Secretary, Treasurer and Director of Prodigital until September 30, 2003 when he resigned from his positions with the Company.  He is an entrepreneur who has over twenty years of proactive successful business projects under his belt.  He is a Financial Analyst and is also a Computer Systems Analyst.  He has over 15 years of successful Management Consulting experience and brings with him International Business Marketing expertise.  David splits his time between conducting and teaching business classes for a university, finishing his masters degree and working on this project.

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

Christopher Dieterich

Christopher H. Dieterich, 55, was appointed as a Director of Prodigital by the Board of Directors on September 20, 2002. Mr. Dieterich graduated from Virginia Polytechnic Institute in 1969 with a B.S. in Engineering. Subsequently, Mr. Dieterich attended the University of California at Berkeley where, in 1970, he received his Masters degree in Engineering. In 1979, Mr. Dieterich graduated from the University of California at Los Angeles with JD. Mr. Dieterich served in United States Air Force as an instructor pilot from 1971 to 1976, and maintains licenses as multi-engine, jet and piston, instrument instructor for FAA ratings. Christopher Dieterich has been an attorney licensed to practice in California for the past 24 years, and, during the last 5 years, has remained in private practice with between 2 and 3 associate lawyers, specializing in SEC filings and venture capital arrangements.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater that 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

ITEM 10.     EXECUTIVE COMPENSATION

The following table summarizes the compensation of our President, Darone Davis, and our Secretary-Treasurer, David Huck, during the period from inception (May 2, 2000) to June 30, 2003.  No officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Annual Compensation			Long-Term Compensation			All Other Compensation ($) (i)
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Underlying Options/SARs (#) (g)	LTIP Payouts ($) (h)
Darone Davis	2003	0	0	0	0	0	0	0
President	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
David Huck	2003	0	0	0	0	0	0	0
Secretary/Treas.	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
Christopher Dieterich	2003	0	0	0	0	0	0	0
Director	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

Employment/Consulting Agreements

We have not entered into any employment or consulting agreements with any of our current officers, directors or employees. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Stock Options/SAR Grants

We do not have a stock option plan Accordingly, no options were granted during the year ended June 30, 2003.

Director Compensation

We do not have a compensation committee. We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2003.

We have no formal plan for compensating our directors for their service in their capacity as directors. No director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant is a publicly owned corporation, the shares of which are owned by Canadian residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

The table below lists, as of September 30, 2003, all persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant.

5% Shareholders

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Darone Davis	1,500,000	30.55%
Common	David Huck	1,750,000*	30.55%
Common	Summer Holdings, LLC	820,000	16.70%
Common	Spectrum Management	600,000	12.22%
Common	Sigma Business Consulting, Ltd.	250,000*	5.09%
Total		4,670,000**	95.11%

*  This number is the sum of 1,500,000 and 250,000.  David Huck owns 1,500,000 in his own name and 250,000 shares belong to Sigma Business Consulting, Ltd., a company that David Huck is President and majority shareholder of.

**  The total number excludes the 250,000 shares held by Sigma Business Consulting Ltd. are they are already included in the number of shares of which David Huck has beneficial ownership.

The table below lists all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group, as of September 30, 2003.

Shareholdings of Directors and Executive Officers

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Darone Davis	1,500,000	30.55%
Common	David Huck	1,750,000*	35.51%
Total		3,250,000	66.06%

*  This number is the sum of 1,500,000 and 250,000.  David Huck owns 1,500,000 in his own name and 250,000 shares belong to Sigma Business Consulting, Ltd., a company that David Huck is President and majority shareholder of.

The above ownership percentages are based in 4,928,400 shares of common stock issued and outstanding as of September 30, 2003.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  There are no shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days.

Change in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change of control of our company.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as discussed above and below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

* As at June 30, 2003, $35,441 is due to Darone Davis (and companies he controls) and David Huck (and companies he controls). Amounts owing are unsecured, non-interest bearing and without specific terms of repayment.

*  As at June 30, 2003, a convertible note's payable and accrued interest of $2,120 were due to a family member of the Company's president.

* On August 14, 2002, we issued 250,000 shares of our common stock to Sigma Business Consulting Ltd.  in exchange for a non-refundable exclusive option to purchase real property at a price of $425,000 for a five-year period.

* During the year ended June 30, 2003, we incurred rental expenses to Sigma Business Consulting Ltd. for our property totaling $18,018 (2002 - $21,026). Our property was rented from June 1, 2000 to May 31, 2001 and continues on a month-to-month basis after the lease expired.

* On September 11, 2003, we received proceeds of $30,000 and issued a convertible note payable to Golden Terra, LLC, a company that Darone Davis controls. The unsecured note bears interest at 10% per annum and is due on September 11, 2004. The note payable and accrued interest are convertible at the option of the holder into our common stock at a price of $1 per share.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

 I. Financial Information

Independent Auditors' Report
Prior Independent Auditors' Report
Balance Sheets at June 30, 2003 and 2002
Statements of Operations for the years ended June 30, 2003 and 2002 and the cumulative period from May 2, 2000 (inception) to June 30, 2003
Statements of Statement of Changes in Capital Deficit for the period from May 2, 2000 (inception) to June 30, 2003
Statements of Cash Flows for the years ended June 30, 2003 and 2002 and the period from May 2, 2000 (inception) to June 30, 2003
Summary of Significant Accounting Policies
Notes to Financial Statements

II. Reports on Form 8-K
On October 15, 2003, we filed a current report on Form 8-K announcing the resignation of White Kennedy as our independent auditors and the appointment of BDO Dunwoody LLP in their place. Our Board of Directors approved the change of auditor to BDO Dunwoody LLP effective September 18, 2003.

III. The exhibits are listed in the index of exhibits

The index of exhibits

3.1 -   Articles of Incorporation, dated May 2, 2000*
3.2 -   ByLaws, adopted on May 15, 2000*
10.1 - Option to Purchase Contract entered into between Sigma Business
          Consulting, Ltd. and Prodigital on February 26, 2002*
10.2 - Commercial Property Lease entered into between Sigma Business
          Consulting, Ltd. and Prodigital on June 1, 2000*
10.3 - Commercial Auto Sublease entered into between Sigma Business
           Consulting, Ltd. and Prodigital on June 13, 2000*

10.4 - Commercial Property Lease entered into between Orchard Breezes Property Development and Prodigital on October 5, 2003
31.1 - Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* previously filed

Item 14. Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRODIGITAL FILM LABS, INC.
a Nevada corporation

Date: October 21, 2003

By: /s/ Darone Davis
Darone Davis, President and Director

Date: October 21, 2003

By: /s/ Christopher Dieterich
Christopher Dieterich, Director

Exhibit 10.4

Commercial Lease

This lease is made in duplicate between:

Orchard Breezes Property Development, Inc., (the "Landlord")

and

(2) ProDigital Film Labs Inc., (the "Tenant")

The Landlord and the Tenant hereby agree as follows:

The Landlord hereby grants the Tenant a lease of the premises in their entirety located at 749 Main St., Penticton, B.C. V2A 5E1 and 761 Main Street., Penticton, B.C. (the "Premises.")

The parties agree that the Premises have a rented area of 3,200 square feet, excluding the exterior walls but also including the adjacent parking lot.

2.    The term of this lease commences on October 5, 2003 and ends on October 1, 2006

    If the Tenant continues in occupation of the Premises with the consent of the Landlord after expiry of the term of this lease, the Tenant shall be deemed to be leasing the Premises on a month-to-month basis but otherwise on the same terms as set out in this lease.

3.    The Tenant may use the premises for Film Post-Production Services and Executive Offices or sublet to another tenant approved in writing by the landlord.

4.  (a)    The Tenant shall pay the Landlord a "base rent" of Twenty-nine Thousand Four Hundred dollars ($29,400.00) per year in equal monthly installments of Twenty-four Hundred Fifty dollars ($2,450.00) in advance on or before the first of each month commencing on November 1st, 2003 with the base rent for any broken portion of a calendar month in which this lease terminates being prorated.

    (b)    The Landlord shall invoice the Tenant monthly for additional rent incurred during the preceding calendar month. Each invoice is payable in full thirty days after delivery. The Tenant is deemed to have admitted the accuracy of the amount charged in any invoice for additional rent which he or she has not challenged in writing within the same thirty days.

    (c)    The Tenant shall also pay the Landlord as "additional rent," on demand, 100% of the total costs reasonably incurred by the Landlord including, but not limited to legal fees, of curing any default of the Tenant under this lease, including but not limited to enforcing payment of rent and regaining lawful possession of the Premises.

5.    The following services and expenses are the sole responsibility and expense of the Tenant:

        1.    Electricity

        2.    Natural Gas

        3.    Property Taxes

        4.    Water Rates

        5.    Normal Building Maintenance Re-Modeling Costs, with the permission of the Landlord.

6.     The following services and expenses are the sole responsibility and expense of the Landlord:

Any exterior structural repairs or building services equipment failures.

7.    The Landlord shall also be solely responsible for repairs or improvements to the structure and to the exterior of the building.

8.    Any services and expenses relevant to the use by the Tenant of the Premises and not mentioned in this lease are the responsibility and expense of the Tenant.

9.    The Landlord covenants with the Tenant that so long as the Tenant complies with the terms of this lease, the Tenant may occupy and enjoy the Premises without any interruption from the Landlord.

10.    The Landlord is not liable for any damage to the Tenant's property or for any injury to any person in or coming to or from the Premises, however caused, and the Tenant agrees to indemnify the Landlord against the financial consequences of any such liability. In this regard, the Tenant shall purchase and maintain public liability insurance in the amount of no less than One Million dollars ($1,000,000.00) and shall provide proof of this insurance to the Landlord on request.

11.    The Landlord may terminate this lease for any one of the following or any other cause permitted by law:

    (a)    fifteen days' arrears of rent or additional rent;

    (b)    the bankruptcy or insolvency of the Tenant;

    (c)    a material change in the use of the Premises by the Tenant and, in particular (without limiting the generality of this provision), any change that affects the Landlord's building insurance or that constitutes a nuisance.

    (d)    any unauthorized assignment or subletting of this lease by the Tenant;

    (e)    substantial damage to or destruction of the Premises;

    (f)    any sale or material change in use of the building in which the Premises are located by the Landlord;

    (g)    any significant willful or negligent damage to the Premises caused by the Tenant or by persons permitted on the Premises by the Tenant.

12.    The Tenant may not assign or sublet the Premises, in whole or in part, or allow the Premises to be used by any other person without the written consent of the Landlord, which consent may not be unreasonably withheld.

13.    The Tenant shall keep the Premises in a reasonable state of repair and cleanliness and shall not make improvements or alterations to the Premises without the written consent of the Landlord, which consent shall not be unreasonably withheld.

14.    At the end of the lease, the Tenant shall deliver vacant possession to the Landlord of the Premises in the same condition as at the commencement of the lease, reasonable wear and tear excepted and except that the Landlord may, in the Landlord's sole discretion, elect to keep any of the Tenant's improvements, alterations, or fixtures.

15.    Any written notice required or permitted to be given by this lease is sufficiently given if sent in proper form by ordinary mail to the last known address of the party for whom the notice is intended. Any written notice sent by ordinary mail in accordance with this paragraph is deemed, for the purposes of this lease, received by the addressee on the seventh day after mailing unless actually received before. Nothing in this paragraph prevents giving written notice in any other manner recognized by law.

16.    In this lease, words importing the singular include the plural, and vice versa, and importing the masculine gender include the feminine, and importing an individual include a corporation and vice versa. This lease binds and benefits the parties and their respective heirs, successors, and permitted assigns.

17.     If not in default under this lease, or by agreement between the parties, the tenant may exercise their option to purchase without notice or penalty, by providing written notice of intention to exercise the purchase option to the landlord.

18.    If not in default under this lease, the Tenant has the right to renew this lease for a further term of three years exercisable by giving written notice of renewal to the Landlord in the six-month period immediately before the expiry of the original fixed term of this lease. The renewed lease is granted on the same terms as set out in this lease except as to base rent and without any further right of renewal. The base rent payable by the Tenant in the renewed term may be agreed between the Landlord and Tenant but, failing such agreement before commencement of the renewed term of the lease, the amount of the base rent shall be referred to and settled by a single arbitrator agreed upon by the parties or, in default of such agreement, to a single arbitrator appointed pursuant to the legislation governing submissions to arbitration in the jurisdiction whose laws govern this agreement. The decision of the arbitrator is final and binding on the parties with no right of appeal.

Executed under seal on October 5, 2003 .

Janet Cornett-Ching

___________________________

for the Landlord

Orchard Breezes Property Development, Inc.

Darone M. Davis

___________________________

for the Tenant

ProDigital Film Labs, Inc.

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER

I, Darone Davis, Principal Executive and Financial Officer, ProDigital Film Labs, Inc., certify that:

1. I have reviewed this report on Form 10-KSB of ProDigital Film Labs, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

PRODIGITAL FILM LABS, INC.

/s/ Darone Davis
Darone Davis, Principal Executive and Financial Officer
Dated: October 21, 2003

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Prodigital Film Labs, Inc. on Form 10-KSB for the year ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darone Davis, Principal Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Darone Davis

Darone Davis

Principal Executive and Financial Officer

October 21, 2003