Form 10QSB
period 2003-09-30
PRODIGITAL FILM LABS INC
filed 2004-01-22
CIK 1126318

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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

Class Shares outstanding at September 30, 2003

---------------------------------------------------------------

4,928,400 Common Stock, par value of $0.0001 per share

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

Interim Financial Statements

For the three-month periods ended

September 30, 2003 and 2002

(Unaudited - Expressed in US Dollars)

Contents

Interim Financial Statements

    Balance Sheets

    Statements of Changes in Capital Deficit

    Statement of Operations and Comprehensive Loss

    Statements of Cash Flows

    Notes to Financial Statements

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

(Expressed in US Dollars)

	September 30, 2003	June 30, 2003
	(Unaudited)

Assets

Current
Cash	$ 11,652	$ 125
Receivables	858	667
Prepaid expenses	1,311	1,781

Total current assets	13,821	2,573

Deposit	12,500	12,500
Property and equipment	165	175

Total Assets	$ 26,486	$ 15,248

Liabilities and Capital Deficit

Liabilities

Current
Accounts payable and accrued liabilities	$ 51,676	$ 55,100
Convertible notes (Note 2)	29,847	7,420
Due to related parties (Note 3)	35,946	35,441
Unearned rental income and deposits	6,762	6,789

Total liabilities	124,231	104,750

Capital Deficit
Capital Stock (Note 4)
Authorized
10,000,000 common shares, par value of $0.0001 per share
Issued
4,928,400 (June 30, 2003 - 4,928,400)	493	493
Additional paid-in capital	121,707	121,707
Deficit accumulated during the development stage	(212,007)	(202,123)
Other comprehensive loss
- cumulative translation adjustment	(7,938)	(9,579)

Total capital deficit	(97,745)	(89,502)

Total Liabilities and Capital Deficit	$ 26,486	$ 15,248

The accompanying notes are an integral part of these financial statements.

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN CAPITAL DEFICIT

(Unaudited - Expressed in US Dollars)

For the period from May 2, 2000 (inception) to September 30, 2003

	Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Other Comprehensive Loss	Total Capital Deficit
	Shares	Amount

Issuance of stock at inception at $0.0001 per share	3,000,000	$300	-	-	-	300

Net loss for the period	-	-	-	(13,021)	-	(13,021)

Balance, June 30, 2000	3,000,000	300	-	(13,021)	-	(12,721)

Issuance of stock for cash at $0.05 per share in May 2001	780,000	78	38,922	-	-	39,000

Issuance of stock for cash at $0.25 per share in May 2001	40,000	4	9,996	-	-	10,000

Net loss for the year	-	-	-	(54,427)	-	(54,427)

Balance, June 30, 2001	3,820,000	382	48,918	(67,448)	-	(18,148)

Issuance of stock for private placement, net of share issuance costs at $0.05 per share in August 2001	800,000	80	39,920	-	-	40,000

Issuance of stock for services at $0.05 per share in August 2001	40,000	4	1,996	-	-	2,000

Issuance of stock for convertible note at $1 per share in June 2002	18,400	2	18,398	-	-	18,400

Net loss for the year	-	-	-	(70,714)	-	(70,714)

Balance, June 30, 2002	4,678,400	468	109,232	(138, 162)	-	(28,462)

Issuance of stock for option to acquire a property at $0.05 per share in August 2002 (Note 4)	250,000	25	12,475	-	-	12,500

Net loss for the year	-	-	-	(63,961)	-	(63,961)

Cumulative translation adjustment	-	-	-	-	(9,579)	(9,579)

Balance, June 30, 2003	4,928,400	493	121,707	(202,123)	(9,579)	(89,502)

Net loss for the period	-	-	-	(9,884)	-	(9,884)

Cumulative translation adjustment	-	-	-	-	1,641	1,641

Balance, September 30, 2003 (unaudited)	4,928,400	$493	$121,707	$(212,007)	$(7,938)	$(97,745)

The accompanying notes are an integral part of these financial statements.

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - Expressed in US Dollars)

	For the three-month periods ended September 30,		For the period from May 2, 2000 (inception) to September 30, 2003
	2003	2002

Expenses
Automotive	$ 56	$ 84	$ 11,515
Depreciation	10	-	173
Office and miscellaneous	1,188	218	11,473
Professional fees	7,491	197	78,142
Property taxes	1,215	3,018	23,087
Rent	4,766	3,878	70,514
Telephone and utilities	978	1,000	18,264
Travel	571	1,661	20,173

	(16,275)	(10,056)	(233,341)

Other income (expenses)
Loss on foreign exchange	(31)	-	(1,353)
Rent, net of commission	6,422	4,188	22,687

	6,391	(5,868)	21,334

Net loss for the period	(9,884)	(5,868)	(212,007)

Foreign currency translation adjustment	1,641	-	(7,938)

Comprehensive loss for the period	$ (8,243)	$ (5,868)	$ (219,945)

Loss per share - basic and diluted	$ (0.002)	$ (0.001)

Weighted average shares outstanding	4,928,400	4,803,400

The accompanying notes are an integral part of these financial statements.

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited - Expressed in US Dollars)

	For the three-month periods ended September 30,		For the period from May 2, 2000 (inception) to September 30, 2003
	2003	2002

Cash flows used in operating activities
Net loss for the period	$(9,884)	$(5,868)	$(212,007)
Adjustments to reconcile net loss for the period to cash used in operating activities:
Depreciation	10	-	173
Stock issued for interest expense	-	-	400
Stock issued for services	-	-	2,000
Accrued interest on convertible notes	105	-	525
(Increase) decrease in assets:
Receivables	(190)	(33)	(772)
Prepaid expenses	454	723	(1,084)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(1,771)	(1,193)	48,653
Unearned rental income and deposits	-	-	6,068
Cash used in operating activities	(11,276)	(6,371)	(156,044)

Cash flows used in investing activity
Acquisition of property and equipment	-	-	(338)

Cash flows provided by (used in) financing activities
Received from related party	597	4,547	31,530
Net proceeds from issuance of share capital	-	-	89,300
Proceeds from (repayment of) convertible notes	22,322	(705)	47,322
Cash provided by financing activities	22,919	3,842	168,152

Net increase (decrease) in cash	11,643	(2,529)	11,770

Effect of foreign exchange on cash	(116)	2,943	(118)

Cash, beginning of period	125	113	-

Cash, end of period	$11,652	$527	$11,652

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock upon conversion of note payable and accrued interest	-	-	$18,400
Issuance of stock for broker services	-	-	$2,000
Issuance of stock for option to acquire a property	-	-	$12,500

The accompanying notes are an integral part of these financial statements.

PRODIGITAL FILM LABS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited - Expressed in US Dollars)

September 30, 2003

1.    Basis of Presentation and Ability to Continue as a Going Concern

The Company was incorporated on May 2, 2000 under the laws of the State of Nevada and substantially all operations are located in Canada.  Its principal business activity consists of developing a post production digital film studio and a digital film studio facility.

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2003 and notes thereto included in the Company's 10‑KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at September 30, 2003, the Company has no established source of revenue, has accumulated operating losses of $212,007 since its inception, has a working capital deficiency of $110,410 and has no active operations during the recent periods.  The continuation of the Company is dependent upon pursuing and developing a sustainable business, the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise approximately $4.1 million for the development of a sound stage and operating funds through a combination of debt and equity instruments. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

2.    Convertible Notes

	September 30, 2003	June 30, 2003

Unsecured note payable bearing interest at 6% per annum, due on demand	$ 5,000	$ 5,000

Unsecured note payable issued to a family member of the Company's president, bearing interest at 6% per annum, due demand	2,000	2,000

Unsecured note payable issued to a company controlled by the Company's, president, bearing interest at 10% per annum, due on September 11, 2004	22,322	-

Accrued interest	525	420

	$ 29,847	$ 7,420

The notes payable and any accrued interest are convertible, at the option of the holder, into the Company's common stock at a price of $1 per share for each $1 of liability commencing one year after the closing date of the note payable agreement.

3.    Due to Related Parties

	September 30, 2003	June 30, 2003

Due to stockholders	$ 35,946	$ 25,441
Due to a company controlled by a common director	-	10,000

	$ 35,946	$ 35,441

The amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

4.    Capital Stock

During the year ended June 30, 2003, the Company issued 250,000 shares of common stock at $0.05 per share (based on the fair value of the Company's common stock on the agreement date) to a company controlled by a significant stockholder for the exclusive option to purchase a property at a price of $425,000 for a five-year period. In September 2003, the property was sold to a company controlled by the Company's president and a family member and the option to purchase was transferred to the new owner.  On October 5, 2003, the Company entered into a lease agreement with the new owner for the property for an annual lease payment of approximately $22,000 (CDN$29,400 translated at the exchange rate as at September 30, 2003).  The lease will expire on October 1, 2006 and requires minimum annual lease payments of:

For the year ended June 30,

2004	$ 14,473
2005	21,730
2006	21,730
2007	5,428

$ 63,361

The leased property consists of a building and a parking lot which the Company currently subleases to an independent third party for a term of 41 months for a monthly lease payment of approximately $2,200 (CDN$2,950).

5.    Related Party Transactions

Related party transactions not disclosed elsewhere in these financial statements include:

                                                                                                                         For the three-month periods ended September 30

	2003	2002

Rental expenses incurred with a stockholder	$ 4,766	$ 3,878

Transactions with related parties are recorded at the exchange amount, being the amount established and agreed to by the related parties.  As at September 30, 2003, $2,476 (June 30, 2003 - $Nil) was included in accounts payable as due to the related party.

6.    Subsequent Events

Subsequent to September 30, 2003, the Company issued a convertible note payable to a company controlled by the Company's president for proceeds of $210,000.  The loan is unsecured, bearing interest at 10% per annum and due on October 1, 2005. The note payable and any accrued interest are convertible, at the option of the holder, into the Company's common stock at a price of $1 per share for each $1 of liability commencing one year after the closing date of the note payable agreement. The proceeds of the note payable were primarily used to purchase post-production equipment.

7.    New Accounting Pronouncements

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

The implementation of this standard did not have a material effect on the Company's financial statements.

8.  Comparative Figures

Certain comparative figures have been reclassified to conform to the current period's presentation.

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

ProDigital Film Labs, Inc. ("Prodigital") is planning on purchasing the latest in digital movie reproduction equipment and building Class A production Sound Stages.  Prodigital will equip its studios with non-traditional digital equipment and staff that is acquainted with the digital-production and post-production processes.  Digital technology enables marketers in this industry to distribute movies and film through a file medium as opposed to a large "can" holding hundreds of meters of celluloid tape and weighing ten kilograms.  The digital film market is a cutting-edge marketplace that will embrace the Internet, the High Definition Television marketplace and digital movie theatre productions.  Prodigital will position itself to fill the role of satisfying the demand for digital production and post-production facilities in British Columbia since the availability of large "Class A" Sound Stages is very limited and the cost saving advantages of digital imaging are very attractive.

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

Plan of Operation

Prodigital plans to acquire the appropriate properties, develop a "Class A" production sound stage, purchase the latest in digital movie reproduction equipment and hire the necessary staff.  In October 2003, the Company purchased two complete editing systems for approximately $150,000.

Management of the Company does not believe that it will be able to generate revenues without finding and completing the necessary outside financing required to continue our business. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

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

We are currently relying on our directors and creditors to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of September 30, 2003 our cash balance was $11,652. We anticipate that we will require additional financing of at least $4,100,000 to carry out our business plan. Should such external financing be unavailable, we will continue to rely on advances from directors to cover administrative expenses. We would likely seek to secure any additional financing necessary through a private placement of our common shares.

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

The implementation of this new standard did not have a material effect on our financial statements.

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

Item 3.    Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as at the end of the period, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K.

        Exhibit 31 - Certifications of the Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

        Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRODIGITAL FILM LABS, INC.

(Registrant)

Date: January 16, 2004

/s/ Darone Davis

Darone Davis, President and Director

Exhibit 31 - CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER

I, Darone Davis, Principal Executive and Financial Officer, ProDigital Film Labs, Inc., certify that:

1. I have reviewed this report on Form 10-QSB of ProDigital Film Labs, Inc.;

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

    c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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
Dated: January 16, 2004

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Prodigital Film Labs, Inc. on Form 10-QSB for the period ending Septemebr 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darone Davis, Principal Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Darone Davis

Darone Davis

Principal Executive and Financial Officer

January 16, 2004