Form 10QSB
period 2003-12-31
PRODIGITAL FILM LABS INC
filed 2004-12-03
CIK 1126318

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2003

  OR

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _________

 Commission File Number: 000-21969

PRODIGITAL FILM STUDIOS, INC.

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

Class Shares outstanding at November 10, 2004

---------------------------------------------------------------

19,713,600 Common Stock, par value of $0.0001 per share

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended December 31, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

PRODIGITAL FILM STUDIOS, INC.

(formerly ProDigital Film Labs, Inc.)

(A DEVELOPMENT STAGE COMPANY)

Interim Financial Statements

For the six-month periods ended

December, 2003 and 2002

(Unaudited - Expressed in US Dollars)

Contents

Interim Financial Statements

    Balance Sheets

    Statements of Changes in Capital Deficit

    Statement of Operations and Comprehensive Loss

    Statements of Cash Flows

    Notes to Financial Statements

PRODIGITAL FILM STUDIOS, INC.

(formerly ProDigital Film Labs, Inc.)

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

(Expressed in US Dollars)

	December 31, 2003	June 30, 2003
	(Unaudited)

Assets

Current
Cash	$ 20,164	$ 125
Receivables	3,461	667
Prepaid expenses	1,893	1,781
Inventory	3,022	-

Total current assets	28,540	2,573

Deposit	12,500	12,500
Property and equipment (Note 6)	156,680	175

Total Assets	$ 197,720	$ 15,248

Liabilities and Capital Deficit

Liabilities

Current
Accounts payable and accrued liabilities	$ 32,901	$ 55,100
Due to related parties (Note 3)	18,142	35,441
Unearned rental income and deposits	7,069	6,789
Current portion of convertible notes (Note 2)	42,563	7,4720

Total current liabilities	100,675	104,750

Convertible notes (Note 2)	210,000	-

Total liabilities	310,675	104,750

Capital Deficit
Capital Stock (Note 8)
Authorized
10,000,000 common shares, par value of $0.0001 per share
Issued
4,928,400	493	493
Additional paid-in capital	121,707	121,707
Deficit accumulated during the development stage	(226,922)	(202,123)
Other comprehensive loss
- cumulative translation adjustment	(8,233)	(9,579)

Total capital deficit	(112,955)	(89,502)

Total Liabilities and Capital Deficit	$ 197,720	$ 15,248

The accompanying notes are an integral part of these financial statements.

PRODIGITAL FILM STUDIOS, INC.

(formerly ProDigital Film Labs, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN CAPITAL DEFICIT

(Unaudited - Expressed in US Dollars)

For the period from May 2, 2000 (inception) to December 31, 2003

	Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Other Comprehensive Loss	Total Capital Deficit
	Shares	Amount

Issuance of stock at inception at $0.0001 per share	3,000,000	$300	-	-	-	300

Net loss for the period	-	-	-	(13,021)	-	(13,021)

Balance, June 30, 2000	3,000,000	300	-	(13,021)	-	(12,721)

Issuance of stock for cash at $0.05 per share in May 2001	780,000	78	38,922	-	-	39,000

Issuance of stock for cash at $0.25 per share in May 2001	40,000	4	9,996	-	-	10,000

Net loss for the year	-	-	-	(54,427)	-	(54,427)

Balance, June 30, 2001	3,820,000	382	48,918	(67,448)	-	(18,148)

Issuance of stock for private placement, net of share issuance costs at $0.05 per share in August 2001	800,000	80	39,920	-	-	40,000

Issuance of stock for services at $0.05 per share in August 2001	40,000	4	1,996	-	-	2,000

Issuance of stock for convertible note at $1 per share in June 2002	18,400	2	18,398	-	-	18,400

Net loss for the year	-	-	-	(70,714)	-	(70,714)

Balance, June 30, 2002	4,678,400	468	109,232	(138, 162)	-	(28,462)

Issuance of stock for option to acquire a property at $0.05 per share in August 2002 (Note 4)	250,000	25	12,475	-	-	12,500

Net loss for the year	-	-	-	(63,961)	-	(63,961)

Cumulative translation adjustment	-	-	-	-	(9,579)	(9,579)

Balance, June 30, 2003	4,928,400	493	121,707	(202,123)	(9,579)	(89,502)

Net loss for the period	-	-	-	(24,799)	-	(24,799)

Cumulative translation adjustment	-	-	-	-	1,346	1,346

Balance, December 31, 2003	4,928,400	$493	$121,707	$(226,922)	$(8,233)	$(112,955)

The accompanying notes are an integral part of these financial statements.

PRODIGITAL FILM STUDIOS, INC.

(formerly ProDigital Film Labs, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - Expressed in US Dollars)

	For the three-month periods ended December 31,		For the six-month periods ended December 31,		For the period from May 2, 2000 (inception) to December 31, 2003
	2003	2002	2003	2002	(Cumulative)

Expenses
Automotive	$ 76	$ 57	$ 132	$ 142	$ 11,591
Depreciation	-	-	10	-	173
Office and miscellaneous (recovery)	(463)	200	620	530	10,485
Professional fees	5,641	2,373	13,132	2,456	83,783
Property taxes	912	-	2,127	2,992	23,999
Rent	3,724	3,813	8,490	7,691	74,238
Telephone and utilities	1,695	471	2,673	1,516	19,959
Travel	4,757	158	5,328	1,686	24,930

	(16,342)	(7,072)	(32,512)	(17,103)	(249,158)

Other income (expenses)
Interest	(5,098)	-	(5,203)	-	(5,623)
Gain (loss) on foreign exchange	(200)	16	(231)	-	(1,553)
Rent, net of commission	6,725	3,174	13,147	7,353	29,412

	1,427	3,190	7,713	7,353	22,236

Net loss for the period	(14,915)	(3,882)	(24,799)	(9,750)	(226,922)

Foreign currency translation adjustment	(295)	-	1,346	-	(8,233)

Comprehensive loss for the period	$ (15,210)	$ (3,882)	$ (23,453)	$ (9,750)	$ (235,155)

Loss per share - basic and diluted	$ (0.003)	$ (0.001)	$ (0.005)	$ (0.002)

Weighted average shares outstanding	4,928,400	4,928,400	4,928,400	4,865,900

The accompanying notes are an integral part of these financial statements.

PRODIGITAL FILM STUDIOS, INC.

(formerly ProDigital Film Labs, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited - Expressed in US Dollars)

	For the six-month periods ended December 31,		For the period from May 2, 2000 (inception) to December 31, 2003
	2003	2002

Cash flows used in operating activities
Net loss for the period	$(24,799)	$ (9,750)	$ (226,922)
Adjustments to reconcile net loss for the period to cash used in operating activities:
Depreciation	10	-	173
Stock issued for interest expense	-	-	400
Stock issued for services	-	-	2,000
Accrued interest on convertible notes	5,143	-	5,563
(Increase) decrease in assets:
Receivables	(2,794)	1,299	(3,756)
Prepaid expenses	(112)	820	(1,426)
Inventory	(3,022)	-	(3,022)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(22,199)	1,570	28,047
Unearned rental income and deposits	280	-	6,348
Cash used in operating activities	(47,493)	(6,061)	(192,595)

Cash flows used in investing activity
Acquisition of property and equipment	(156,515)	-	(156,853)

Cash flows provided by (used in) financing activities
Received from (repaid to) related party	(17,299)	3,458	13,634
Net proceeds from issuance of share capital	-	-	89,300
Proceeds from (repayment of) convertible notes	240,000	(808)	265,000
Cash provided by financing activities	222,701	2,650	367,934

Net increase (decrease) in cash	18,693	(3,411)	18,486

Effect of foreign exchange on cash	1,346	3,370	1,678

Cash, beginning of period	125	113	-

Cash, end of period	$ 20,164	$ 72	$ 20,164

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock upon conversion of note payable and accrued interest	$ -	$ -	$ 18,400
Issuance of stock for broker services	$ -	$ -	$ 2,000
Issuance of stock for option to acquire a property	$ -	$ -	$ 12,500

The accompanying notes are an integral part of these financial statements.

ProDigital Film Studios, Inc.

(formerly ProDigital Film Labs, Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Unaudited - Expressed in US Dollars)

December 31, 2003

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these financial statements be read in conjunction with the financial statements of the Company for the year ended June 30, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2003, the Company has no established source of revenue, has accumulated operating losses of $226,922 since its inception, has a working capital deficiency of $72,135 and has no active operations during the recent periods. The continuation of the Company is dependent upon pursuing and developing a sustainable business, the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise approximately $6 to 7 million for the development of a sound stage and operating funds through a combination of debt and equity instruments. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

2.    Convertible Notes

	December 31, 2003	June 30, 2003

Unsecured note payable bearing interest at 6% per annum, due on demand	$ 5,000	$ 5,000

Unsecured note payable issued to a family member of the Company's president, bearing interest at 6% per annum, due demand	2,000	2,000

Unsecured note payable issued to a company controlled by the Company's, president, bearing interest at 10% per annum, due on September 11, 2004	30,000	-

Unsecured note payable issued to a company controlled by the Company's president, bearing interest at 10% per annum, due on October 1, 2005	210,000	-

Accrued interest	5,563	420

	252,563	7,420
Less: Current portion	42,563	7,420

	$ 210,000	$ -

The notes payable and any accrued interest are convertible, at the option of the holder, into the Company's common stock at a price of $1 per share (subject to adjustment for any stock split, dividend or similar event) for each $1 of liability commencing one year after the closing date of the note payable agreement.

Interest accrued during the six months ended December 31, 2003 on amounts advanced by related parties totaled $5,143 (2002 - Nil).

Subsequent to December 31, 2003, the Company further received approximately $122,600 as proceeds from five unsecured convertible notes which bear interests at 10% per annum and are due on various dates from March 1, 2006 to October 15, 2006. Each note is convertible into common stock at a price of $1 per share (subject to adjustment for any stock split, dividend or similar event) for each $1 of liability commencing one year after the closing date of the note payable agreements. These notes were issued to an unrelated party, a company and a family trust controlled by the Company's President.

3.    Due to Related Parties

	December 31, 2003	June 30, 2003

Due to stockholders	$ 18,142	$ 25,441
Due to a company controlled by a common director	-	10,000

	$ 18,142	$ 35,441

The amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

4.    Commitment

During the year ended June 30, 2003, the Company issued 250,000 shares of common stock at $0.05 per share (based on the fair value of the Company's common stock on the agreement date) to a company controlled by a significant stockholder for the exclusive option to purchase a property at a price of $425,000 for a five-year period. In September 2003, the property was sold to a company controlled by the Company's president and a family member and the option to purchase was transferred to the new owner. On October 5, 2003, the Company entered into a lease agreement with the new owner for the property for an annual lease payment of approximately $23,500 (CDN$29,400). The lease will expire on October 1, 2006 and requires minimum annual lease payments as follows:

For the year ended June 30,

2004 (six months)	$ 14,473
2005	21,730
2006	21,730
2007	5,428

$ 63,361

The leased property consists of a building and a parking lot. The Company currently subleases a portion of the property to an independent third party for a term of 41 months for a monthly lease payment of approximately $2,350 (CDN$2,950).

5.    Related Party Transactions

Related party transactions not disclosed elsewhere in these financial statements include:

                                                                                                    For the six-month periods ended December 31

	2003	2002

Rental expenses incurred with a stockholder	$ 8,490	$ 7,691

Transactions with related parties are recorded at the exchange amount, being the amount established and agreed to by the related parties.

6.    Property and Equipment

In October 2003, the Company purchased post-production equipment for a total cost of $150,000. Depreciation of such equipment has not commenced at December 31, 2003 as the equipment has not been put into use pending completion of the Company's digital post-production facilities.

7.    New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) For all VIEs created after January 31, 2003, FIN 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

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

8.    Subsequent Events

a)    In July 2004, the Company changed its legal name from ProDigital Film Labs, Inc. to Prodigital Film Studios, Inc. and split its common shares on a four for one basis. Authorized common shares were increased to 40 million from 10 million to accommodate the split.

b)    In August 2004, the Company's President advanced approximately $31,500 (Cdn $42,062) to the Company as loan payable for the purchase of High Definition post production computer and software equipment. This loan is unsecured, non-interest bearing and payable on demand.

c)    Subsequent to December 31, 2003, the Company's President has entered into a contract for the purchase of a 102-acre target property for approximately $425,000 (Cdn$535,000). Subject to receiving approval for rezoning, the property will be used by the Company for the development of a "Class A" production sound stages and executive accommodation. The Company has paid the CDN$10,000 (approximately $8,000) deposit required on the purchase. In order to complete the purchase the Company must:

        i) with the assistance of the vendor obtain rezoning of the property from a rural classification to a commercial classification on or before January 31, 2005; and

        ii) obtain suitable financing by January 31, 2005;

Upon receipt of the permission from the Regional District of the Okanagan Similkameen for the rezoning, and prior to the rezoning taking place, increase the deposit to Cdn $50,000 (approximately $40,000). When the increased deposit has been paid, the vendor will then sign all documentation required by the Regional District to officially rezone the property. The closing date for the purchase is February 14, 2005.

9.    Comparative Figures

Certain comparative figures have been reclassified to conform to the current year's presentation.

Item 2.    MANAGEMENT'S PLAN OF OPERATIONS

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. ProDigital Film Studios, Inc. is referred to herein as "ProDigital " "the Company," "we" or "our". The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Except as may otherwise be required by applicable law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statements contained in this Form 10-QSB to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

ProDigital Film Studios, Inc. is a "New-Media Technology" business. The Company was organized to create the kind of film industry infrastructure in the Okanagan Valley region in the interior of British Columbia ("BC"), necessary to divert and attract "Hollywood North" production activities from the Vancouver, BC, area into the province's interior.

Our goal is to become an integral part of the cutting edge digital film market by building a) a full digital post-production editing and animation facility ("Post House"); and b) large, purpose-built, "Class A," professional production sound stage buildings complete with digital equipment. Digital technology enables marketers in this industry to distribute movies and film through a file medium as opposed to a large "can" holding hundreds of meters of celluloid tape and weighing ten kilograms.

The digital film market will embrace the Internet, the High Definition Television marketplace and digital movie theatre productions by producing high quality film media/productions digitally for approximately one-fifth of the cost of using traditional celluloid methods. Post-production tasks, including digital processing sound lab work, animation, and special computer generated effects will be completed at the Post House. The Post House also allows for Digital Mastering onsite. The time and labor involved in the digital post-production process is greatly reduced for editors, as the whole post production process is faster and more efficient using computers.

Film studios are in the market to acquire smaller companies that have already set up their studios in the digital format rather than convert their own labs and substantial non-digital equipment inventory. Most of their production efforts are being spent on film production to meet the increasing demand for viable products in the marketplace, making a complete digital Post House attractive to the industry.

Our first order of business has been the construction and furnishing of the Post House in Penticton, BC. On September 15, 2003, we negotiated the purchase of two complete, Standard Definition, professional AVID Xpress digital post-production editing suites, a professional audio editing/recording studio, video cameras and lights, plus additional related equipment, together constituting a complete and working professional Post House in California. The total purchase price was $150,000. In October 2003, Golden Terra LLC ("Golden Terra"), a company controlled by our President, Darone Davis, advanced $210,000 to the Company by way of a convertible loan to pay for the equipment and general and administrative expenses. The note payable and any accrued interest are convertible, at the option of the holder, into the Company's common stock at a price of $1 per share for each $1 (subject to adjustment in the event of any stock split, dividend or similar event) of liability commencing one year after the closing date of the note payable agreement.

ProDigital now owns the equipment, which it intends to lease to PrimeTime Post, Inc. ("PrimeTime"), a company controlled by the Company's President, Darone Davis. PrimeTime in turn will rent out the equipment to clients and we would receive 85% of the gross equipment rental charged by PrimeTime.

PrimeTime leases a 2000 sq ft building from Orchard Breezes Property Development Inc. ("Orchard Breezes"), a company controlled by our President, Darone Davis, which houses the Post House. We lease an adjoining 3200 square foot building and the adjacent 4000 square foot parking lot from Orchard Breezes, which we sublease 2800 square feet of the building and half of the parking lot to an independent third party. The term of the lease expires October1, 2006, but we may continue to rent the premises on a month-to-month basis thereafter. The property is in a visible and prime location in Penticton and is easily expandable.

On October 16, 2003, Thomas F. Horton joined the Board of Directors, filling the vacancy left by David Huck, who resigned to pursue other interests effective September 30, 2003.

Subsequent to the end of the Second Quarter, December 31, 2003

Effective July 13, 2004, our company name was changed from ProDigital Film Labs, Inc. to "ProDigital Film Studios, Inc." to better define the total package of Post House and film studios we intend to supply. At that time the authorized share capital was increased from 10,000,000 to 40,000,000 at $0.0001 par value per share to facilitate a forward split of four post-split shares for one pre-split share. We received approval by a majority (72.4%) of the shareholders.

Some changes to our directors and officers have been made since the second quarter ended December 31, 2003. Mr.Stu Goldberg stood as a director from April 27, 2004 until the Board of Directors received and accepted his resignation as Director, Secretary and Treasurer effective August 25, 2004. On August 27, 2004, the Board removed Thomas F. Horton, Jr. as Director, Secretary and Treasurer. ProDigital's President was then appointed to the offices of Secretary and Treasurer until appropriate replacements could be found. On September 10, 2004, Linda Holmes, a securities compliance consultant to private and publicly traded companies, was appointed Secretary. Ms. Holmes is also a director and Secretary of IGC Resources Inc., (TSXV in Canada: "IGC") and Secretary of Global Precision Medical Inc. (OTCBB: "GBPM").

In August 2004, our President, Darone Davis, advanced approximately $31,500 (Cdn $42,062) to the Company as loan payable for the purchase of High Definition post production equipment, including the latest XSERVE RAID and PowerMac DP2.0 computer and software, thereby completing the suite of High Definition and Standard Definition equipment for the Post House.

All of the necessary Standard Definition and High Definition digital post-production equipment has now been installed in the downtown Penticton, BC, Post House. Although, as at the date of this report renovations to the Post House are nearing completion, we are up and running and the edit bays are fully functional. We have already tested our equipment by producing the first half of a rough edit for a one hour High Definition documentary television show for Travel Channel and NHK (Japanese Broadcaster), "Japanese Motorcycles: Samurai on Wheels." We now have established the only professional Post House in the Okanagan Valley of BC.

We have been working on securing a 102 acre property we have targeted as an excellent "Class A" production sound stage site. The natural and secluded site hosts many different types of scenery and geology, yet is located an easy 10 minute drive from the Penticton airport and a 15 minute drive from the Post House.

Subsequent to December 31, 2003, our President entered into a contract for the purchase of the 102-acre target property for approximately $425,000 (Cdn$535,000). Subject to receiving approval for rezoning, the property will be used by us for the development of a "Class A" production sound stage. We have paid the CDN$10,000 (approximately $8,000) deposit required on the purchase. In order to complete the purchase we must:

    a) with the assistance of the vendor obtain rezoning of the property from a rural classification to a commercial classification on or before January 31, 2005; and

    b) obtain suitable financing by January 31, 2005;

Upon receipt of permission from the Regional District of the Okanagan Similkameen ("Regional District") for the rezoning, and prior to the rezoning taking place, increase the deposit to Cdn $50,000 (approximately $40,000). When the increased deposit has been paid, the vendor will then sign all documentation required by the Regional District to officially rezone the property. The closing date for the purchase is February 14, 2005.

In support of the rezoning our planned use of the property will be submitted to the authorities, municipal meetings will then need to be held and public notices provided. We anticipate the creation by the Regional District of a completely new zoning classification for the property to enable the building of production sound stages. The successful rezoning will make this 102-acre property one of only two sites in the Okanagan Valley on which large sound stages can be constructed. ProDigital previously rezoned the second site.

To date the purchase of equipment, facilities construction and administrative expenses have been funded by various convertible loans received from our President, Darone Davis, or companies under his control, totaling $240,000 at December 31, 2003. Subsequent loans bring the balance outstanding due to Darone Davis, or companies and family trust under his control, through convertible notes and loan advances for the purchase of equipment, to $364,083 at October 15, 2004. The notes bear interest at 10% per annum and are convertible into common stock of the Company at a ratio of one common share for every $1 (subject to adjustment for any stock split, dividend or similar event) of convertible debt.

Plan of Operation

We can take pride that one of ProDigital's original goals or "raison d'Ωtre" has been accomplishedùthe establishment of the only professional Post House in the Okanagan Valley. We are working on getting the word out to the film industry that we are ready for business. Several production companies have expressed interest in using the Post House for upcoming productions and, as we are in discussion with them, we will continually scout out new business. Management is in the process of advertising in various newspapers, trade magazines and websites and with numerous film commissioners, for an experienced studio manager/supervisor to oversee the production process. We are also looking at the possibility of a business combination with a suitable entity as well as keeping an eye out for other attractive new business opportunities.

We do not presently have any agreements, arrangements or understandings for new financing. We are actively searching for new financing, but there is no assurance that our search will find sufficient financing opportunities to allow us to meet our liabilities and commitments as they come due, or if they become available, that financing can be obtained on commercially reasonable terms. To date, we have received approximately $369,600 as proceeds from unsecured convertible notes payable. These notes bear interest at 10% per annum and are convertible into common stock at a price of $1 per share (subject to adjustment in the event of a stock split, dividend or similar event). All notes payable will be renewed automatically for one year at a time Notes payable with principal totaling $37,000 plus accrued interest will be due in the next 12 months. The remaining $332,600 notes payable will become due on various dates in 2005 and 2006 commencing on October 1, 2005.

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

We are currently relying on financing mainly obtained by convertible loans from companies owned by our President, Darone Davis, to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of October 28, 2004 our cash balance was Cdn $15,655. We anticipate that we would require additional financing of about $6-7million to carry out our business plan, finalize the acquisition of the 102 acre property, build roads, bring in power and water, to build the infrastructure, "Class A" professional sound stages and executive accommodations on the site, and to pay for general administration expenses for the next twelve months. If funding is secured, we believe construction of the infrastructure and sound stage studios could begin during the first half of 2005. We would likely seek to secure the necessary financing through a private placement of our common shares. Should such external financing be unavailable, we may defer or slow expenditures, put a property acquisition on hold until we are able to raise the necessary funds and continue to rely on advances from companies controlled by Darone Davis to cover administrative expenses.

We do, however, anticipate commencing revenues-generating activity from our now fully-operational Post House which will help to cover administrative and general expenses. Unfortunately, there can be no assurance that we will be successful in attracting a sufficient level of interest in the Post House. Failure to attract necessary industry interest in the Post House as a result of competition, technological change, or otherwise, would significantly harm our business.

As at December 31, 2003, we invested $150,000 in the two complete, Standard Definition, professional AVID Xpress digital post-production editing suites, a professional audio editing/recording studio, video cameras and lights, plus additional related equipment, together constituting a complete and working professional Post House in California.

In August 2004, we invested an additional $31,500 (Cdn$42,062) in High Definition post production equipment, including the latest XSERVE RAID and PowerMac DP2.0 computer and software for the Post House. Also, our President has entered into a contract for the purchase of a 102-acre target property for approximately $425,000 (Cdn$535,000). Subject to receiving approval for rezoning, the property will be used by us for the development of a "Class A" production sound stages and executive accommodations. We paid a CDN$10,000 (approximately $8,000) deposit on the purchase. The purchase of the property is subject to a number of conditions as described above.

We presently have no employees, full-time or otherwise, but have contracted securities compliance work out to a contractor. Other contractors may be required in the future, and we plan to hire additional personnel on an as-needed basis as our operations expand.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $226,922 from inception to December 31, 2003. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing convertible debentures to our controlling shareholder and at December 31, 2003 we had a working capital deficit of $72,135, largely as a result of the convertible debentures largely coming due within the next twelve months. Repayment of such debentures will be at the discretion of the controlling shareholder. Management plans to continue to provide for our capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Off Balance-sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2003 or as of the date of this report.

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) For all VIEs created after January 31, 2003, FIN 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

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

The implementation of these new standards did not have a material effect on our financial statements.

Item 3.     Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2003. This evaluation was carried out under the supervision and with the participation of our company's Principal Executive Officer and Acting Chief Financial Officer. Based upon that evaluation, our Principal Executive Officer and Acting Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's Principal Executive Officer and Acting Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

On September 11, 2003, we received proceeds of $30,000 and issued a convertible note payable to Golden Terra, LLC, a company controlled by our President, Darone Davis. The unsecured note bears interest at 10% per annum and is due on September 11, 2004. The note payable and accrued interest are convertible at the option of the holder at a price of $1 per share. The note is automatically renewed for one year from the date of note and annually thereafter.

In October 2003, we received proceeds of $210,000 and issued a convertible note payable to Golden Terra, LLC, a company controlled by our President, Darone Davis. The unsecured note bears interest at 10% per annum and is due on October 1, 2005. The note payable and accrued interest are convertible at the option of the holder at a price of $1 per share, subject to adjustment for any stock split, dividend or similar event. The note is automatically renewed for one year from the date of note and annually thereafter.

Subsequent to December 31, 2003, the Company further received $85,000 from Golden Terra LLC, a company controlled by our President, Darone Davis, approximately, $7,600 from a family trust controlled by our President, and $30,000 from ATM Legends, Inc., an unrelated party, as proceeds from five unsecured convertible notes. The notes each bear interest at 10% per annum and are due on various dates between March 1, 2006 and October 15, 2006. Each note is convertible into common stock at a price of $1 per share (subject to adjustment for any stock split, dividend or similar event) for each $1 of liability commencing one year after the closing date of the note payable agreements

Effective July 13, 2004, the authorized capital of the Company increased from 10,000,000 common shares to 40,000,000 common shares, the result of a forward split of our stock on a four post-split shares for one pre-split share basis. New share certificates were issued as a result. The par value of $0.0001 per share remains the same.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Effective July 13, 2004, our company name was changed from ProDigital Film Labs, Inc. to "ProDigital Film Studios, Inc." to better define the total package of Post House and film studios we intend to supply. At that time the authorized share capital was increased from 10,000,000 to 40,000,000 at $0.0001 par value per share by virtue of a forward split of four post-split shares of the Company's stock for one pre-split share. Approval of the change of name, amendment to the Articles of Incorporation and forward split was received by a majority (72.4%) of the shareholders at a meeting held June 4, 2004.

Item 5. Other Information

Some changes to our directors and officers took place since the second quarter ended December 31, 2003. Mr.Stu Goldberg stood as a director from April 27, 2004 until the Board of Directors received and accepted his resignation as Director, Secretary and Treasurer effective August 25, 2004. On August 27, 2004, the Board removed Thomas F. Horton, Jr. as Director, Secretary and Treasurer and ProDigital's President was appointed to the offices of Secretary and Treasurer until appropriate replacements can be found. On September 10, 2004, Linda Holmes, a securities compliance consultant to private and publicly traded companies, was appointed Secretary. Ms. Holmes is also a director and Secretary of IGC Resources Inc., (TSXV in Canada: "IGC") and Secretary of Global Precision Medical Inc. (OTCBB: "GBPM").

Item 6. Exhibits and Reports on Form 8-K.

a.    Exhibits

Exhibit #	Description
3.3	Certificate of Amendment to Articles of Incorporation effective July 13, 2004.
4.1	Form of Convertible Loan Agreement between the Company and a subscriber.
10.7	Contract of Purchase and Sale and Addendum between the Company and Juric Holdings Ltd. dated June 29, 2004.
10.8	Consulting Agreement between the Company and Linda Holmes dated September 10, 2004.
31.1

Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.  Reports on Form 8-K filed the quarter for which this report is filed:

Date Filed with SEC	Items Reported
October 15, 2003	Change in Company's Certifying Accountant from White Kennedy, Chartered Accountants, to BDO Dunwoody LLP, Chartered Accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                                                 PRODIGITAL FILM STUDIOS, INC.

                                                                                                                                                                                                       (Registrant)

Date:  November 24, 2004                                                                                                                                By:  /s/ Darone Davis

                                                                                                                                                                             Darone Davis

                                                                                                                                                                             Principal Executive Officer and Acting Chief Financial Officer