Form 10QSB
period 2004-03-31
PRODIGITAL FILM LABS INC
filed 2004-12-03
CIK 1126318

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

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

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2004 include all adjustments necessary in order to ensure that the financial statements are not misleading.

PRODIGITAL FILM STUDIOS, INC.

(formerly ProDigital Film Labs, Inc.)

(A DEVELOPMENT STAGE COMPANY)

Interim Financial Statements

For the nine-month periods ended

March 31, 2004 and 2003

(Unaudited - Expressed in US Dollars)

Contents

Interim Financial Statements

    Balance Sheets

    Statements of Changes in Capital Deficit

    Statement of Operations and Comprehensive Loss

    Statements of Cash Flows

    Notes to Financial Statements

PRODIGITAL FILM STUDIOS, INC.

(formerly ProDigital Film Labs, Inc.)

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

(Expressed in US Dollars)

	March 31, 2004	June 30, 2003
	(Unaudited)

Assets

Current
Cash	$ 10,408	$ 125
Receivables	3,368	667
Prepaid expenses	1,874	1,781
Inventory	2,991	-

Total current assets	18,641	2,573

Deposit	12,500	12,500
Property and equipment (Note 6)	156,454	175

Total Assets	$ 187,595	$ 15,248

Liabilities and Capital Deficit

Liabilities

Current
Accounts payable and accrued liabilities	$ 27,513	$ 55,100
Due to related parties (Note 3)	6,912	35,441
Unearned rental income and deposits	6,997	6,789
Current portion of convertible notes	48,684	7,4720

Total current liabilities	90,106	104,750

Convertible notes (Note 2)	235,000	-

Total liabilities	325,106	104,750

Capital Deficit
Capital Stock
Authorized
10,000,000 common shares, par value of $0.0001 per share
Issued
4,928,400 common shares	493	493
Additional paid-in capital	121,707	121,707
Deficit accumulated during the development stage	(250,361)	(202,123)
Other comprehensive loss
- cumulative translation adjustment	(9,350)	(9,579)

Total capital deficit	(137,511)	(89,502)

Total Liabilities and Capital Deficit	$ 187,595	$ 15,248

The accompanying notes are an integral part of these financial statements.

PRODIGITAL FILM STUDIOS, INC.

(formerly ProDigital Film Labs, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN CAPITAL DEFICIT

(Unaudited - Expressed in US Dollars)

For the period from May 2, 2000 (inception) to March 31, 2004

	Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Other Comprehensive Loss	Total Capital Deficit
	Shares	Amount

Issuance of stock at inception at $0.0001 per share	3,000,000	$300	-	-	-	300

Net loss for the period	-	-	-	(13,021)	-	(13,021)

Balance, June 30, 2000	3,000,000	300	-	(13,021)	-	(12,721)

Issuance of stock for cash at $0.05 per share in May 2001	780,000	78	38,922	-	-	39,000

Issuance of stock for cash at $0.25 per share in May 2001	40,000	4	9,996	-	-	10,000

Net loss for the year	-	-	-	(54,427)	-	(54,427)

Balance, June 30, 2001	3,820,000	382	48,918	(67,448)	-	(18,148)

Issuance of stock for private placement, net of share issuance costs at $0.05 per share in August 2001	800,000	80	39,920	-	-	40,000

Issuance of stock for services at $0.05 per share in August 2001	40,000	4	1,996	-	-	2,000

Issuance of stock for convertible note at $1 per share in June 2002	18,400	2	18,398	-	-	18,400

Net loss for the year	-	-	-	(70,714)	-	(70,714)

Balance, June 30, 2002	4,678,400	468	109,232	(138, 162)	-	(28,462)

Issuance of stock for option to acquire a property at $0.05 per share in August 2002 (Note 4)	250,000	25	12,475	-	-	12,500

Net loss for the year	-	-	-	(63,961)	-	(63,961)

Cumulative translation adjustment	-	-	-	-	(9,579)	(9,579)

Balance, June 30, 2003	4,928,400	493	121,707	(202,123)	(9,579)	(89,502)

Net loss for the period	-	-	-	(48,238)	-	(48,238)

Cumulative translation adjustment	-	-	-	-	229	229

Balance, December 31, 2003	4,928,400	$493	$121,707	$(250,361)	$(9,350)	$(137,511)

The accompanying notes are an integral part of these financial statements.

PRODIGITAL FILM STUDIOS, INC.

(formerly ProDigital Film Labs, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - Expressed in US Dollars)

	For the three-month periods ended March 31,		For the nine-month periods ended March 31,		For the period from May 2, 2000 (inception) to March 31, 2004
	2004	2003	2004	2003	(Cumulative)

Expenses
Automotive	$ 574	$ 18	$ 706	$ 155	$ 12,165
Depreciation	20	-	30	-	193
Office and miscellaneous (recovery)	7,641	81	8,261	515	18,126
Professional fees	3,853	227	16,985	2,679	87,636
Property taxes	1,424	-	3,551	2,852	25,423
Rent	5,581	3,305	14,071	10,996	79,819
Telephone and utilities	1,628	778	4,301	2,308	21,587
Travel	3,165	-	8,493	1,686	28,095

	(23,886)	(4,409)	(56,398)	(21,191)	(273,044)

Other income (expenses)
Interest	(6,161)	-	(11,364)	-	(11,784)
Gain (loss) on foreign exchange	(112)	450	(343)	-	(1,665)
Rent, net of commission	6,720	4,347	19,867	11,829	36,132

	447	4,797	8,160	11,829	22,683

Net income (loss) for the period	(23,439)	388	(48,238)	(9,362)	(250,361)

Foreign currency translation adjustment	(1,117)	-	229	-	(9,350)

Comprehensive income (loss) for the period	$ (24,556)	$ 388	$ (48,009)	$ (9,362)	$ (259,711)

Income (loss) per share - basic and diluted	$ (0.00)	$ 0.00	$ (0.01)	$ (0.00)

Weighted average shares outstanding	4,928,400	4,928,400	4,928,400	4,900,622

The accompanying notes are an integral part of these financial statements.

PRODIGITAL FILM STUDIOS, INC.

(formerly ProDigital Film Labs, Inc.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited - Expressed in US Dollars)

	For the nine-month periods ended March 31,		For the period from May 2, 2000 (inception) to March 31, 2004
	2004	2003

Cash flows used in operating activities
Net loss for the period	$ (48,238)	$ (9,750)	$ (250,361)
Adjustments to reconcile net loss for the period to cash used in operating activities:
Depreciation	30	-	193
Stock issued for interest expense	-	-	400
Stock issued for services	-	-	2,000
Accrued interest on convertible notes	11,264	-	11,684
(Increase) decrease in assets:
Receivables	(2,701)	1,393	(3,663)
Prepaid expenses	(93)	1,933	(1,407)
Inventory	(3,022)	-	(2,991)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(22,199)	(3,273)	22,659
Unearned rental income and deposits	280	-	6,556
Cash used in operating activities	(47,493)	(9,309)	(214,930)

Cash flows used in investing activity
Acquisition of property and equipment	(156,515)	-	(156,853)

Cash flows provided by (used in) financing activities
Received from (repaid to) related party	(17,299)	1,761	2,404
Net proceeds from issuance of share capital	-	-	89,300
Proceeds from (repayment of) convertible notes	240,000	(1,985)	290,000
Cash provided by (used in) financing activities	222,701	(224)	381,704

Net increase (decrease) in cash	18,693	(224)	9,921

Effect of foreign exchange on cash	1,346	(9,533)	487

Cash, beginning of period	125	9,587	-

Cash, end of period	$ 20,164	$ 167	$ 10,408

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock upon conversion of note payable and accrued interest	$ -	$ -	$ 18,400
Issuance of stock for broker services	$ -	$ -	$ 2,000
Issuance of stock for option to acquire a property	$ -	$ -	$ 12,500

The accompanying notes are an integral part of these financial statements.

ProDigital Film Studios, Inc.

(formerly ProDigital Film Labs, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited - Expressed in US Dollars)

March 31, 2004

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2004, the Company has no established source of revenue, has accumulated operating losses of $250,361 since its inception, has a working capital deficiency of $71,465 and has no active operations during the recent periods. The continuation of the Company is dependent upon pursuing and developing a sustainable business, the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise approximately $6 to 7 million for the development of a sound stage and operating funds through a combination of debt and equity instruments. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

2.    Convertible Notes

	March 31, 2004	June 30, 2003

Unsecured note payable bearing interest at 6% per annum, due on demand	$ 5,000	$ 5,000

Unsecured note payable issued to a family member of the Company's president, bearing interest at 6% per annum, due demand	2,000	2,000

Unsecured note payable issued to a company controlled by the Company's, president, bearing interest at 10% per annum, due on September 11, 2004	30,000	-

Unsecured note payable issued to a company controlled by the Company's president, bearing interest at 10% per annum, due on October 1, 2005	210,000	-

Unsecured note payable issued to a company controlled by the Company's president, bearing interest at 10% per annum, due on March 31, 2006	25,000

Accrued interest	11,684	420
	283,684	7,420
Less: Current portion	48,684	7,420

	$ 235,000	$ -

The notes payable and any accrued interest are convertible, at the option of the holder, into the Company's common stock at a price of $1 per share (subject to adjustment for any stock split, dividend or similar event) for each $1 of liability commencing one year after the closing date of the note payable agreement.

Interest accrued during the nine months ended March 31, 2004 on amounts advanced by related parties totaled $11,264 (2003 - Nil).

Subsequent to March 31, 2004, the Company further received approximately $97,600 as proceeds from four unsecured convertible notes which bear interest at 10% per annum and are due on various dates from June 15, 2006 to October 15, 2006. Each note is convertible into common stock at a price of $1 per share (subject to adjustment for any stock split, dividend or similar event) for each $1 of liability commencing one year after the closing date of the note payable agreements. These notes were issued to an unrelated party, a company and a family trust controlled by the Company's President.

3.    Due to Related Parties

	March 31, 2004	June 30, 2003

Due to stockholders	$ 6,912	$ 25,441
Due to a company controlled by a common director	-	10,000

	$ 6,912	$ 35,441

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

For the period ended June 30,

2004 (three months)	$ 5,428
2005	21,730
2006	21,730
2007	5,428

$ 54,316

The leased property consists of a building and a parking lot. The Company currently subleases a portion of the property to an independent third party for a term of 41 months for a monthly lease payment of approximately $2,350 (CDN$2,950).

5.    Related Party Transactions

Related party transactions not disclosed elsewhere in these financial statements include:

                                                            For the nine-month periods ended March 31

	2004	2003

Rental expenses incurred with a stockholder	$ 14,071	$ 7,183

Transactions with related parties are recorded at the exchange amount, being the amount established and agreed to by the related parties.

6.    Property and Equipment

In October 2003, the Company purchased post-production equipment for a total cost of $150,000. Depreciation of such equipment has not commenced at March 31, 2004 as the equipment has not been put into use pending completion of the Company's facilities.

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

7.    New Accounting Pronouncements - Continued

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

8.    Subsequent Events

a)    In July 2004, the Company changed its legal name from ProDigital Film Labs, Inc. to ProDigital Film Studios, Inc. and split its common shares forward on a four new for one old share basis. Authorized common shares were increased to 40 million from 10 million to accommodate the split.

b)    In August 2004, the Company's President advanced approximately $31,500 (Cdn $42,062) to the Company as loan payable for the purchase of High Definition post production computer and software equipment. This loan is unsecured, non-interest bearing and payable on demand.

c)    Subsequent to December 31, 2003, the Company's President has entered into a contract for the purchase of a 102-acre target property for approximately $425,000 (Cdn$535,000). Subject to receiving approval for rezoning, the property will be used by the Company for the development of "Class A" production sound stages and executive accommodation. The Company has paid the CDN$10,000 (approximately $8,000) deposit required on the purchase. In order to complete the purchase the Company must:

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

PrimeTime leases a 2000 sq ft building from Orchard Breezes Property Development Inc. ("Orchard Breezes"), a company controlled by our President, Darone Davis, which houses the Post House. We lease an adjoining 3200 square foot building and the adjacent 4000 square foot parking lot from Orchard Breezes, and sublease 2800 square feet of the building and half of the parking lot to an independent third party. The term of the lease expires October1, 2006, but we may continue to rent the premises on a month-to-month basis thereafter. The property is in a visible and prime location in Penticton and is easily expandable.

Subsequent to the end of the third quarter, March 31, 2004

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

Some changes to our directors and officers were made since the third quarter ended March 31, 2004. Mr.Stu Goldberg stood as a director from April 27, 2004 until the Board of Directors received and accepted his resignation as Director, Secretary and Treasurer effective August 25, 2004. On August 27, 2004, the Board removed Thomas F. Horton, Jr. as Director, Secretary and Treasurer. He had joined the Board of Directors September 30, 2003. ProDigital's President was then appointed to the offices of Secretary and Treasurer until appropriate replacements could be found. On September 10, 2004, Linda Holmes, a securities compliance consultant to private and to publicly traded companies, was appointed Secretary. Ms. Holmes is also a director and Secretary of IGC Resources Inc., (TSXV in Canada: "IGC") and Secretary of Global Precision Medical Inc. (OTCBB: "GBPM").

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

Subsequent to March 31, 2004, our President entered into a contract for the purchase of the 102-acre target property for approximately $425,000 (Cdn$535,000). Subject to receiving approval for rezoning, the property will be used by us for the development of a "Class A" production sound stage. We have paid the CDN$10,000 (approximately $8,000) deposit required on the purchase. In order to complete the purchase we must:

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

To date the purchase of equipment, facilities construction and administrative expenses have been funded by various convertible loans received from our President, Darone Davis, or companies under his control, totaling $265,000 at March 31, 2004. Subsequent loans bring the balance outstanding due to Darone Davis, or companies and family trust under his control, through convertible notes and loan advances for the purchase of equipment, to $364,083 at October 15, 2004. The notes bear interest at 10% per annum and are convertible into common stock of the Company at a ratio of one common share for every $1 (subject to adjustment for any stock split, dividend or similar event) of convertible debt.

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

We are currently relying on financing mainly obtained by convertible loans from companies owned by our President, Darone Davis, to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of October 28, 2004 our cash balance was Cdn$15,655. We anticipate that we would require additional financing of about $6-7million to carry out our business plan, finalize the acquisition of the 102 acre property, build roads, bring in power and water, to build the infrastructure, "Class A" professional sound stages and executive accommodations on the site, and to pay for general administration expenses for the next twelve months. If funding is secured, we believe construction of the infrastructure and sound stage studios could begin during the first half of 2005. We would likely seek to secure the necessary financing through a private placement of our common shares. Should such external financing be unavailable, we may defer or slow expenditures, put a property acquisition on hold until we are able to raise the necessary funds and continue to rely on advances from companies controlled by Darone Davis to cover administrative expenses.

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

As at March 31, 2004, we had invested $150,000 in the two complete, Standard Definition, professional AVID Xpress digital post-production editing suites, a professional audio editing/recording studio, video cameras and lights, plus additional related equipment, together constituting a complete and working professional Post House in California.

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

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $250,361 from inception to March 31, 2004. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing convertible debentures to our controlling shareholder and at March 31, 2004 we had a working capital deficit of $71,465, largely as a result of the convertible debentures largely coming due within the next twelve months. Repayment of such debentures will be at the discretion of the controlling shareholder. Management plans to continue to provide for our capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Off Balance-sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2004 or as of the date of this report.

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

Item 3.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's Principal Executive Officer and Acting Chief Financial Officer. Based upon that evaluation, our Principal Executive Officer and Acting Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

Subsequent to March 31, 2004, the Company received $60,000 from Golden Terra LLC, a company controlled by our President, Darone Davis, approximately, $7,600 from a family trust controlled by our President, and $30,000 from ATM Legends, Inc., an unrelated party, as proceeds from four unsecured convertible notes. The notes each bear interest at 10% per annum and are due on various dates between June 15 2006 and October 15, 2006. Each note is convertible into common stock at a price of $1 per share (subject to adjustment for any stock split, dividend or similar event) for each $1 of liability commencing one year after the closing date of the note payable agreements.

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

Item 5.    Other Information

Some changes to our directors and officers took place subsequent to the third quarter ended March 31, 2004. Mr.Stu Goldberg stood as a director from April 27, 2004 until the Board of Directors received and accepted his resignation as Director, Secretary and Treasurer effective August 25, 2004. On August 27, 2004, the Board removed Thomas F. Horton, Jr. as Director, Secretary and Treasurer and ProDigital's President was appointed to the offices of Secretary and Treasurer until appropriate replacements can be found. On September 10, 2004, Linda Holmes, a securities compliance consultant to private and publicly traded companies, was appointed Secretary. Ms. Holmes is also a director and Secretary of IGC Resources Inc., (TSXV in Canada: "IGC") and Secretary of Global Precision Medical Inc. (OTCBB: "GBPM").

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

b.    Reports on Form 8-K filed during the quarter for which this report is filed:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                                            PRODIGITAL FILM STUDIOS, INC.

                                                                                                                                                                                                       (Registrant)

Date:  November 29, 2004                                                                                                                                By:  /s/ Darone Davis

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