Form 10KSB
period 2004-06-30
PRODIGITAL FILM LABS INC
filed 2005-03-01
CIK 1126318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(X)      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:   June 30, 2004

Commission file number: 000-49903

PRODIGITAL FILM STUDIOS, INC.

(formerly Prodigital Film Labs, Inc.)

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

State the issuer's revenues for its most recent fiscal year:   $ 0

The aggregate value of the 7,713,600 shares of common stock held by non-affiliates of the Issuer as of January 31, 2005 was $771,360.

The number of shares of the Issuer's Common Stock, no par value, as of January 31, 2005, was 19,713,600

Transitional Small Business Disclosure Format: Yes ___ No  X

PRODIGITAL FILM STUDIOS, INC.

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

Item 8A.    Controls and Procedures

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

Item 10.    Executive Compensation

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Item 12.    Certain Relationships and Related Transactions

Item 13.    Exhibits and Reports on Form 8-K

Item 14.    Principal Accountant Fees and Services

DEFINITIONS

Post House	Full digital post-production editing and animation facility

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Form 10-KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. ProDigital Film Studios, Inc. is referred to herein as "ProDigital," "the Company," "we" or "our". The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Except as may otherwise be required by applicable law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statements contained in this Form 10-KSB to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

ITEM    1.    DESCRIPTION OF BUSINESS

General Description

Business Development

The Company was incorporated in the State of Nevada on May 2, 2000, under the name "ProDigital Film Labs, Inc.", for the purpose of providing Film and Television production studios and digital equipment, and full and complete digital post-production editing suites.

Effective July 13, 2004, our company name was changed from "ProDigital Film Labs, Inc." to "ProDigital Film Studios, Inc." to better define the total package of Post House and film studios we intend to supply. At that time the authorized share capital was increased from 10,000,000 to 40,000,000 at $0.0001 par value per share to facilitate a forward split of four post-split shares for one pre-split share.

Business of Issuer

ProDigital Film Studios, Inc. is a "New-Media Technology" business. The Company was organized to create the kind of film industry infrastructure in the Okanagan Valley region in the interior of British Columbia ("BC"), necessary to divert and attract "Hollywood North" production activities from the Vancouver, BC area, into the province's interior.

We are positioning the Company to take advantage of the incredible growth of the film industry in BC. According to data released by the BC Film Commission, from 1999 and through 2003, the film industry spent over $5 billion dollars in BC, creating an economic impact of billions of dollars more. In 2003 alone, there was an increase of $500million in total production from the 2002 figures. BC is an attractive movie and television production destination for foreign companies due to favorable exchange rates, fabulous scenery, excellent government tax credits and a vast pool of skilled film professionals.

We intend to become an integral part of the cutting edge digital film market by:

1.    supplying a full digital post-production editing and animation facility ("Post House");

2.    building large, purpose-built, "Class A," professional production sound stage buildings, complete with digital equipment, and executive accommodations; and

3.    creating our own purely digital productions.

Our goal is to be a technologically advanced Digital Movie and High Definition Television production company that uses only digital imaging processes in the creation, development, and production of movies and High Definition Television features.

Digital technology enables marketers in this industry to distribute movies and film through a file medium as opposed to a large "can" holding hundreds of meters of celluloid tape and weighing ten kilograms. The digital film market will embrace the Internet, the High Definition Television marketplace and digital movie theatre productions by producing high quality film media/productions digitally for approximately one-fifth of the cost of using traditional celluloid methods. Post-production tasks, including digital processing sound lab work, animation, and special computer generated effects will be completed at our Post House. Our Post House also allows for Digital Mastering onsite. The time and labor involved in the digital post-production process is greatly reduced for editors, as the whole the whole post production process is faster and more efficient using computers.

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

Through our research and interviews with the BC Film Commission, we have found that, because of the tremendous growth of the industry, there is a shortage of "Class A" production sound stages. "Class A" production sound stages are purpose-built, architecture-specific buildings. They are not converted warehouses or steel clad buildings. There is not much competition for owners of "Class A" sound stages as there are more productions than there are professional facilities. Our competitors include the three major BC studios, Lions Gate, The Bridge, and Vancouver Film Studios are all located in Vancouver.

Although most of the filming activity in BC takes place in and around Vancouver, the Okanagan Valley, (less than an hour flight from Vancouver) has been the location of such noteworthy full-length feature films as "The Pledge", "Snow Falling on Cedars", "My American Cousin", and "Lunch With Charles". Many TV commercials and other TV shows have been filmed there also. Upon completion, we will have the only "Class A" production sound stages in the Okanagan Valley, where the real-estate costs are considerably lower than Vancouver and vicinity.

Available to film production needs, a large talent pool of key and supportive film industry personnel currently reside in the Okanagan Valley, and a local film school will serve as a resource of cutting-edge talent. The Okanagan Valley offers, within less than an hour's drive: vineyards,orchards, towns that maintain the original building styles of their particular eras, semi-desert locales, beaches, alpine vistas and mountain lakes, ski hills, working paddle-wheelers and a steam locomotive running on 20 kilometres of track. Cities of the Okanagan Valley such as Kelowna and Penticton, are popular resort destinations for golfing, beach and water activities, and skiing. The Okanagan Valley is a very sensible and attractive business alternative to the congestion, stress, frustrating coastal weather/shooting conditions, and lengthy waits for urban "Class A" production sound stages: factors which negatively impact big city studio production, and will make us very competitive.

Our first order of business has been the construction and furnishing of the Post House in downtown Penticton, BC. During the fiscal year ended June 30, 2004, we purchased two complete, Standard Definition, professional AVID Xpress digital post-production editing suites, a professional audio editing/recording studio, video cameras and lights, plus additional related equipment, together constituting a complete and working professional Post House in California. The total purchase price was $150,000, paid in cash by the Company. ProDigital owns the equipment, which, pursuant to a verbal agreement at this time, will be leased by PrimeTime Post, Inc. ("PrimeTime"), a company controlled by our President, Darone Davis. PrimeTime in turn will rent out the equipment to clients and we will receive 85% of the gross equipment rental charged by PrimeTime.

PrimeTime leases a 2000 sq. ft. building from Orchard Breezes Property Development Inc. ("Orchard Breezes"), a company controlled by our President, Darone Davis, which houses the Post House. We lease an adjoining 3200 square foot building and the adjacent 4000 square foot parking lot from Orchard Breezes and we sublease 2800 square feet of the building and half of the parking lot to an independent third party. The term of the lease expires October1, 2006, but we may continue to rent the premises on a month-to-month basis thereafter. The property is in a visible and prime location in Penticton and is easily expandable.

All of the necessary Standard Definition and High Definition digital post-production equipment has now been installed in the downtown Penticton, BC, Post House. The Post House is up and running and the edit bays are fully functional. The equipment has been tested by PrimeTime, who produced on a testing basis, the first half of a rough edit for a one-hour High Definition documentary television show for Travel Channel and NHK (Japanese Broadcaster), "Japanese Motorcycles: Samurai on Wheels." We now have established the only professional Post House in the Okanagan Valley of BC.

During the fiscal year ended June 30, 2004, we worked on securing a 102 acre property we have targeted as an excellent "Class A" production sound stage site. The natural and secluded site hosts many different types of scenery and geology, yet is located an easy 10 minute drive from the Penticton airport and a 15 minute drive from the Post House. On June 29, 2004, our President entered into a contract for the purchase of the 102-acre target property for approximately $425,000 (Cdn$535,000). Subject to receiving approval for rezoning, the property will be used by us for the development of "Class A" production sound stages, outbuildings and supporting infrastructure, and executive accommodations. We have paid the approximately $8,000 (CDN$10,000) deposit required on the purchase. In order to complete the purchase we must:

a) with the assistance of the vendor obtain rezoning of the property from a rural classification to a commercial classification on or before January 31, 2005 (which was extended to April 15, 2005 in January 2005); and

b) obtain suitable financing by January 31, 2005.

Upon receipt of permission from the Regional District of the Okanagan Similkameen ("Regional District") for the rezoning, and prior to the rezoning taking place, the deposit will increase to Cdn $50,000 (approximately $40,000). When the increased deposit has been paid, the vendor will then sign all documentation required by the Regional District to officially rezone the property. The closing date for the purchase was originally set as February 14, 2005 but was extended to April 29, 2005 in January 2005.

In support of the rezoning, our planned use of the property will be submitted to the authorities, municipal meetings will then need to be held and public notices provided. We anticipate the creation by the Regional District of a completely new zoning classification for the property to enable the building of "Class A" production sound stages outbuildings and supporting infrastructure, and executive accommodations,  The successful rezoning will make this 102-acre property one of only two sites in the Okanagan Valley on which large sound stages can be constructed. ProDigital previously rezoned the other site, but a deal on that property was not consummated.

In addition to our search for investors to participate in a financing to assist us in the procurement of the acreage for the production sound stages, we continue to examine other opportunities that would be compatible with our objectives.

Another of our goals is to appoint well-known individuals with talent and experience to lead the various aspects of our business. Initially, these people will serve as the Advisory Board, where their unique and specific skills, film industry contacts, experience and expertise will aid in the successful development of ProDigital.

There is no requirement for compliance with any environmental laws (federal, state, province and local).

The Company has no revenues at this time and no employees, full-time or otherwise, but use contractors as required. We may hire employees on an as-needed basis in the future as our operations expand.

ITEM    2.     DESCRIPTION OF PROPERTY

ProDigital presently maintains offices at 3675 Pecos-McLeod, Suite 1400, Las Vegas, Nevada 89121-3881 (a registered agent), at 1621 S. Latawah Street, Spokane, Washington 99203 (a home office) and at 749 Main Street, Penticton, B.C. V2A 5E1, and can be reached at (877) 804-3394. There is no rent obligation for the offices in Las Vegas and Spokane.

PrimeTime leases a 2000 sq. ft. building from Orchard Breezes Property Development Inc. ("Orchard Breezes"), a company controlled by our President, Darone Davis, which houses the Post House. We lease an adjoining 3200 square foot building and the adjacent 4000 square foot parking lot from Orchard Breezes for an annual lease payment of $22,041 (approximately CDN$27,500), and sublease 2800 square feet of the building and half of the parking lot to an independent third party. The term of the lease expires October1, 2006, but we may continue to rent the premises on a month-to-month basis thereafter.

The Company's President entered into a contract for the purchase of the 102-acre target property for approximately $425,000 (Cdn$535,000), which property will be used by us for the development of "Class A" production sound stages, outbuildings and supporting infrastructure, and executive accommodations The purchase option is subject to the completion of several terms as set out in Item 1 above, including receipt of sufficient funds to finance the purchase.

ITEM    3.    LEGAL PROCEEDINGS

The Company is not involved in any material pending litigation, nor are we aware of any material pending or contemplated proceedings against the Company. We know of no material legal proceedings pending or threatened, or judgments entered against, any of our directors or officers in their capacity as such.

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

ITEM    5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

ProDigital's shares are quoted in the "Pink Sheets" electronic quotation system marketplace under trading symbol "PRGT". At the date of this filing, 41 shareholders acquired 800,000 shares in a Rule 504 offering, an unknown number of shareholders bought their shares in the market, and 4 shareholders have held their shares at least one year, and in most cases, for more than two years since the date of issuance. All of the shareholders holding restricted shares would be eligible for transactions under Rule 144, governed, however, by the volume limitations of 144(e) with respect to any existing or former shareholders that are officers, directors or affiliates (or were at the time of the issuance of the shares).

Our Common Stock is not listed on any exchange. The following table sets forth the high and low bid prices for our Common Stock as reported by the "Pink Sheets", reported on a fiscal quarter basis for the two most recent fiscal years ending June 30, 2004:

	Year Ended June 30, 2004		Year Ended June 30, 2003
Quarter Ended	($) High	($) Low	($) High	($) Low
September 30	0.10	0.10	0.60	0.10
December 31	0.10	0.10	0.55	0.12
March 31	0.11	0.10	0.51	0.12
June 30	0.11	0.11	1.00	0.10

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Holders

As of January 31, 2005, we had 19,713,600 shares of Common Stock outstanding and approximately 33 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

Dividends

Holders of the our Common Stock are entitled to receive dividends when declared by the Board of Directors out of funds legally available for distribution. Any such dividends may be paid in cash, property or shares of the Company's Common Stock. No dividends have been earned and no dividends have been paid since inception and it is not likely that any dividends on our Common Stock will be declared at any time in the foreseeable future. Any dividends will be subject to the discretion of our Board of Directors, and will depend upon, among other things, our operating and financial condition, capital requirements and general business conditions. Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2004.

ITEM    6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We have not had any revenues from operations in each of the last two fiscal years, nor in the last fiscal year and the period July 1, 2004, through to the date of this document.

Plan of Operation

We can take pride that one of ProDigital's original goals or "raison d'etre" has been accomplished - the establishment of the only professional Post House in the Okanagan Valley. We are working on getting the word out to the film industry that we are ready for business. Several production companies have expressed interest in using the Post House for upcoming productions and, as we are in discussion with them, we will continually scout out new business. Management is in the process of advertising in various newspapers, trade magazines and websites and with numerous film commissioners, for an experienced studio manager/supervisor to oversee the production process. We are also looking at the possibility of a business combination with a suitable entity as well as keeping an eye out for other attractive new business opportunities.

We do not presently have any agreements, arrangements or understandings for new financing. We are actively searching for new financing, but there is no assurance that our search will find sufficient financing opportunities to allow us to meet our liabilities and commitments as they come due, or if they become available, that financing can be obtained on commercially reasonable terms. To date, we have received approximately $369,600 as proceeds from unsecured convertible notes payable. These notes bear interest at 6% to 10% per annum and are convertible into common stock at a price of $0.25 per share (adjusted for the 4:1 forward stock-split which became effective in July 2004). All notes payable will be renewed automatically for one year at a time. Notes payable with principal totaling $37,000 plus accrued interest of $3,047 as at June 30, 2004, will be due in the next 12 months. The remaining $332,600 notes payable will become due on various dates in 2005 and 2006 commencing on October 1, 2005.

There is substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have no established source of revenue. Accordingly, our independent auditors included an explanatory paragraph in their audit opinion on our June 30, 2004 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

We are currently relying on financing mainly obtained by convertible loans from companies owned or controlled by our President, Darone Davis, to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of January 31, 2005 our cash balance was Cdn$1,699. We anticipate that we would require additional financing of about $6 - 7million to carry out our business plan:

Estimated Cost
102 acre property purchase	$ 575,000
Roadwork, infrastructure and excavation	820,000
Sewage treatment plant and waste removal	287,000
3 Class "A" professional sound stages	2,460,000
Executive offices and cafeteria	575,000
5 log cabins	410,000
Executive accommodations	575,000
Outbuildings (maintenance shops, storage, pump house)	164,000
Firehall and fire engine	41,000
Fully outfitted gymnasium	61,000
Total	$ 5,968,000

The balance of the funds will be used for labor, contingencies, accounting and filing fees and to pay for general administration expenses for the next twelve months. If funding is secured, we believe construction of the infrastructure and sound stage studios could begin during the first half of 2005. We would likely seek to secure the necessary financing through a private placement of our common shares. Should such external financing be unavailable, we may defer or slow expenditures, put a property acquisition on hold until we are able to raise the necessary funds and continue to rely on advances from companies controlled by Darone Davis to cover administrative expenses.

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

In October 2003, we invested $150,000 in the two complete, Standard Definition, professional AVID Xpress digital post-production editing suites, a professional audio editing/recording studio, video cameras and lights, plus additional related equipment, together constituting a complete and working professional Post House in California.

In August 2004, we invested an additional $31,500 (Cdn$42,062) in High Definition post production equipment, including the latest XSERVE RAID and PowerMac DP2.0 computer and software for the Post House. Also, our President has entered into a contract for the purchase of a 102-acre target property for approximately $425,000 (Cdn$535,000). Subject to receiving approval for rezoning, the property will be used by us for the development of a "Class A" production sound stages and executive accommodations. Our President paid a approximately $8,000 (CDN$10,000) deposit on the purchase. The purchase of the property is subject to a number of conditions as described in Item 1. above including receipt of sufficient funds to finance the purchase.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $298,989 from inception to June 30, 2004. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing convertible debentures to our controlling shareholder and at June 30, 2004 we had a working capital deficit of $86,381, largely as a result of a majority of the convertible debentures coming due within the next twelve months. Repayment of such debentures will be at the discretion of the controlling shareholder. Management plans to continue to provide for our capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Impairment and Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic lives and the eventual disposition of the assets. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets the assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. Accordingly, no impairment was recorded as at June 30, 2004 and 2003.

Off Balance-sheet Arrangements

As described below, due to our relationship with Orchard Breeze, a company controlled by our President, we are presumed to have provided an implicit guarantee of the value of the lease property to Orchard Breeze and as a result, we are deemed to hold a variable interest in Orchard Breeze in accordance with FASB Interpretation ("FIN") No.46.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51", which was amended in December 2003, ("FIN No. 46(R)"). The primary objectives of FIN No. 46(R) are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46(R) requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. In accordance with FIN 46(R), due to our relationship with Orchard Breeze, a company controlled by our President, we are presumed to have provided an implicit guarantee of the value of the lease property to Orchard Breeze and as a result, we are deemed to hold a variable interest in Orchard Breeze. As another creditor of Orchard Breeze is considered to be the primary beneficiary, we are not required under FIN 46(R) to consolidate Orchard Breeze but only to provide additional disclosure. Accordingly, we have disclosed the nature of our relationship with Orchard Breeze and our maximum exposure to loss as a result of our involvement in this VIE in note 11 of the audited financial statements.

On December 16, 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 31, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The implementation of SFAS No. 123(R) and SFAS No. 153 is not expected to have a material effect on our financial statements.

ITEM    7.    FINANCIAL STATEMENTS

Index to Financial Statements

ProDigital Film Studios, Inc

(formerly ProDigital Film Labs, Inc

(A Development Stage Company)

Financial Statements

Years ended June 30, 2004 and 2003

(Expressed in US Dollars)

Contents

Report of Independent Registered Public Accounting Firm

Financial Statements

        Balance Sheets

        Statements of Changes in Capital Deficit

        Statements of Loss and Comprehensive Loss

        Statements of Cash Flows

        Summary of Significant Accounting Policies

        Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

ProDigital Film Studios, Inc. (formerly ProDigital Film Labs, Inc.)

(A Development Stage Company)

We have audited the Balance Sheets of ProDigital Film Studios, Inc. (formerly ProDigital Film Labs, Inc., a development stage company) as at June 30, 2004 and 2003 and the Statements of Changes in Capital Deficit, Loss and Comprehensive Loss and Cash Flows for the years then ended and for the period from May 2, 2000 (inception) to June 30, 2004, except that we did not audit these financial statements for the period from May 2, 2000 (inception) to June 30, 2002; those statements were audited by other auditors whose report dated October 5, 2002, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. Our opinion, insofar as it relates to the amounts for the period from May 2, 2000 (inception) to June 30, 2002 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of ProDigital Film Studios, Inc. (formerly ProDigital Film Labs, Inc., a development stage company) as at June 30, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and for the period from May 2, 2000 (inception) to June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue, has accumulated losses of $298,989 since its inception and has a working capital deficiency of $86,381. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada

December 22, 2004

PRODIGITAL FILM STUDIOS, INC.

(Formerly ProDigital Film Labs, Inc.)

(A Development Stage Company)

Balance Sheets

(Expressed in US Dollars)

June 30	2004	2003

ASSETS

Current
Cash	$ 11,714	$ 125
Amount receivable	4,452	667
Inventories	2,932	-
Prepaid expenses	-	1,781

Total current assets	19,098	2,573

Due from related parties (note 2)	25,757	-
Property and equipment (note 3)	142,506	175
Deposit (note 7)	12,500	12,500

Total Assets	$ 199,861	$ 15,248

LIABILITIES AND CAPITAL DEFICIT

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 46,724	$ 55,100
Current portion of convertible notes payable (note 4)	40,047	7,420
Due to related parties (Note 5)	14,216	35,441
Unearned rental income and deposits	4,492	6,789

Total current liabilities	105,479	104,750

Convertible notes payable (note 4)	282,209	-

Total liabilities	387,688	104,750

Capital deficit
Capital Stock (note 6 and note 10)
Authorized
40,000,000 common shares (post split), par value of $0.0001 per share
Issued
19,713,600 shares (post split) (2003 - 19,713,600 shares (post split))	1,971	1,971
Additional paid-in capital	120,229	120,229
Deficit accumulated during the development stage	(298,989)	(202,123)
Other comprehensive loss
- cumulative translation adjustment	(11,038)	(9,579)

Total capital deficit	(187,827)	(89,502)

Total Liabilities and Capital Deficit	$ 199,861	$ 15,248

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

PRODIGITAL FILM STUDIOS, INC.

(Formerly ProDigital Film Labs, Inc.)

(A Development Stage Company)

Statements of Changes in Capital Deficit

(Expressed in US Dollars)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated during the Development Stage	Other Comprehensive Loss	Total Capital Deficit
	Shares	Amount

Issuance of stock at inception at $0.000025 per share	12,000,000	$ 1,200	$ (900)	$ -	$ -	$ 300

Net loss for the period	-	-	-	(13,021)	-	(13,021)

Balance, June 30, 2000	12,000,000	1,200	(900)	(13,021)	-	(12,721)

Issuance of stock for cash at $0.0125 per share in May 2001	3,120,000	312	38,688	-	-	39,000

Issuance of stock for cash at $0.0625 per share in May 2001	160,000	16	9,984	-	-	10,000

Net loss for the year	-	-	-	(54,427)	-	(54,427)

Balance, June 30, 2001	15,280,000	1,528	47,772	(67,448)	-	(18,148)

Issuance of stock for private placement, net of share issuance costs at $0.0125 per share in August 2001	3,200,000	320	39,680	-	-	40,000

Issuance of stock for services at $0.0125 per share in August 2001	160,000	16	1,984	-	-	2,000

Issuance of stock for convertible note at $0.25 per share in June 2002	73,600	7	18,393	-	-	18,400

Net loss for the year	-	-	-	(70,714)	-	(70,714)

Balance, June 30, 2002	18,713,600	1,871	107,829	(138,162)	-	(28,462)

Issuance of stock for option to acquire a property at $0.0125 per share in August 2002 (Note 6)	1,000,000	100	12,400	-	-	12,500

Net loss for the year	-	-	-	(63,961)	-	(63,961)

Cumulative translation adjustment	-	-	-	-	(9,579)	(9,579)

Balance, June 30, 2003	19,713,600	1,971	120,229	(202,123)	(9,579)	(89,502)

Net loss for the year	-	-	-	(96,866)	-	(96,866)

Cumulative translation adjustment	-	-	-	-	(1,459)	(1,459)

Balance, June 30, 2004	19,713,600	$ 1,971	$ 120,229	$ (298,989)	$ (11,038)	$ (187,827)

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

PRODIGITAL FILM STUDIOS, INC.

(Formerly ProDigital Film Labs, Inc.)

(A Development Stage Company)

Statements of Operations and Comprehensive Loss

(Expressed in US Dollars)

	For the years ended June 30,		For the period from May 2, 2000 (inception) to June 30, 2004
	2004	2003

Expenses (recovery)
Automotive	$ 959	$ 235	$ 12,418
Brokerage fees	(1,531)	2,960	6,514
Contract fees	-	-	10,386
Depreciation	22,503	44	22,666
Foreign exchange loss (gain)	2,261	(881)	3,583
Insurance	-	393	1,097
Office and miscellaneous	9,158	1,223	17,926
Professional fees	31,167	39,213	83,387
Property taxes	3,481	11,525	25,353
Rent	19,753	18,018	85,501
Telephone and utilities	6,720	3,502	24,006
Travel	8,911	3,574	28,513
	(103,382)	(79,806)	(321,350)

Other income (expenses)
Interest expense	(19,836)	(420)	(20,256)
Rental income	26,352	16,265	42,617

Net loss for the period	(96,866)	(63,961)	(298,989)

Foreign currency translation adjustment	(1,459)	(9,579)	(11,038)

Comprehensive loss	$ (98,325)	(73,540)	$ (310,027)

Loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.02)

Weighted average shares outstanding	19,713,600	19,618,574	17,348,959

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

PRODIGITAL FILM STUDIOS, INC.

(Formerly ProDigital Film Labs, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US Dollars)

	For the years ended June 30,		For the period from May 2, 2000 (inception) to June 30, 2004
	2004	2003

Cash flows from operating activities
Net loss for the period	$ (96,866)	$ (63,961)	$ (298,989)
Adjustments to reconcile net loss for the period
to cash used in operating activities:
Depreciation	22,503	44	22,666
Accrued interest on convertible notes	19,836	420	20,256
Stock issued for interest expense	-	-	400
Stock issued for services	-	-	2,000
Changes in operating assets and liabilities:
Amounts receivable	(3,785)	1,189	(4,367)
Inventories	(2,932)	-	(2,932)
Prepaid expenses	1,781	5,136	242
Accounts payable and accrued liabilities	(6,198)	27,927	44,229
Unearned rental income and deposits	(2,297)	6,068	3,771

Cash used in operating activities	(67,958)	(23,177)	(212,724)

Cash flows from investing activity
Acquisition of property and equipment	(164,834)	-	(165,196)

Cash flows from financing activities
Net advances (to) from related parties	(48,836)	23,189	(17,883)
Net proceeds from issuance of share capital	-	-	89,300
Proceeds from convertible notes	295,000	-	320,000

Cash provided by financing activities	246,164	23,189	391,417

Net increase in cash	13,372	12	13,497

Effect of foreign exchange on cash	(1,783)	-	(1,783)

Cash, beginning of period	125	113	-

Cash, end of period	$ 11,714	$ 125	$ 11,714

Supplementary disclosure of cash flow information:
Cash paid during year for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock upon conversion of note
payable and accrued interest	$ -	$ -	$ 18,400
Issuance of stock for broker services	$ -	$ -	$ 2,000
Issuance of stock for option to acquire property	$ -	$ 12,500	$ 12,500

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

ProDigital Film Studios, Inc.

(formerly ProDigital Film Labs, Inc.)

(A Development Stage Company)

Summary of Significant Accounting Policies

(Expressed in US Dollars)

June 30, 2004 and 2003

Basis of Presentation

These financial statements are stated in US dollars and are prepared in accordance with US generally accepted accounting principles. The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

Property and Equipment	Property and equipment are recorded at cost. Depreciation is provided over the estimated useful life of the property and equipment using the declining-balance method at the rates as set out below:

Furniture and equipment - 20% Studio equipment - 20% Computer hardware - 30% Computer software - 100% Depreciation is recorded at one-half of the above rates in the year of aquisition.

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

Financial Instruments

The fair value of the Company's cash, amounts receivable and accounts payable and accrued liabilities approximate their net book value due to the relatively short term to maturity of these instruments. It is not practical to determine the fair market value of the amounts owing from and to related parties and convertible notes payable due to the related party nature of the amounts and an absence of a market for such financial instruments.

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

Common equivalent shares, consisting of shares issuable on conversion of convertible notes, totalling 1,289,024 shares (2003 - 29,680) were not included in the computation of diluted earnings per share because the effect is anti-dilutive. No other adjustments were made for purposes of per share calculations.

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

Rental Income	The Company recognizes rental income over the term of the lease of 41 months. Security deposits and rental income received in advance from the tenant are recorded as Unearned Rental Income and Deposits on the Company's Balance Sheets.

Impairment or Disposal of Long-Lived Assets	In accordance with SFASNo. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic lives and the eventual disposition of the assets. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets the assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. Accordingly, no impairment was recorded as at June 30, 2004 and 2003.

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures as described in note 11. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined ("SBIs"), are as follows: (a) For interests in special-purpose entities: periods ended after December 15, 2003; (b) For all VIEs created before January 31, 2003: periods ending after December 15, 2004; and (c) For all VIEs created after January 31, 2003, FIN No. 46 is applicable immediately. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs.

The implementation of this standard did not have a material effect on the Company's financial statements.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period beginning after December 31, 2005.

In December 2004, FASB issued SFAS No. 153 to amend Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange is defined to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The implementation of these standards is not expected to have a material effect on the Company's financial statements.

ProDigital Film Studios, Inc.

(formerly ProDigital Film Labs, Inc.)

(A Development Stage Company)

Notes to Financial Statements

(Expressed in US Dollars)

June 30, 2004 and 2003

1.    Nature of Business and Ability to Continue Operations

The Company was incorporated on May 2, 2000 under the laws of the State of Nevada and substantially all operations are located in Canada. Its principal business activity consists of developing a post production digital film studio and a digital film studio facility.

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis which presumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future. As at June 30, 2004, the Company has no established source of revenue, has accumulated losses of $298,989 since inception and has a working capital deficiency of $86,381, factors which cast substantial doubt as to the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the continued financial support of its creditors and related parties and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations. A significant portion of the Company's liabilities are either due on demand or have a maturity date of less than one year. The Company will seek to obtain creditors' consents to delay repayment of these outstanding liabilities until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements. There is no assurance that the Company's creditors will agree to delay repayment of their outstanding balances. Management plans to raise approximately $6 to $7 million for the development of a sound stage and to finance operations through future debt and equity capital. Management also plans to realize sufficient sales in future periods to achieve profitable operations. The resolution of the going concern issue is dependent upon the realization of management's plans. There is no assurance that the Company will be able to raise sufficient debt or equity capital, from the sources described above, on satisfactory terms. If management is unsuccessful in obtaining financing or in achieving profitable operations, the Company will be required to cease operations. The outcome of these matters cannot be predicted at this time.

The financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the financial statements.

2.    Due from Related Parties

	2004	2003

Due from a company owned by the Company's president	$ 21,758	$ -
Due from a company owned by the Company's president and a family member	3,999	-

	$ 25,757	$ -

The amounts due from related parties are unsecured, non-interest bearing and have no specific terms of repayment.

ProDigital Film Studios, Inc.

(formerly ProDigital Film Labs, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US Dollars)

June 30, 2004 and 2003

3.    Property and Equipment

			2004	2003

	Cost	Accumulated Depreciation	Net Book Value	Net Book Value

Furniture and Equipment	$ 6,656	$ 853	$ 5,803	$ 175

Studio equipment	115,034	11,504	103,530	-

Computer hardware	32,630	4,894	27,736	-

Computer software	10,876	5,439	5,437	-

Furniture and equipment	$ 165,196	$ 22,690	$ 142,506	$ 175

4.    Convertible Notes Payable

	2004	2003

Unsecured note payable bearing interest at 6% per annum, due on demand	$ 5,000	$ 5,000

Unsecured note payable issued to a family member of the Company's president, bearing interest at 6% per annum, due demand	2,000	2,000

Unsecured note payable bearing interest at 10% per annum, due June 2006	30,000	-

Unsecured notes payable issued to a company controlled by the Company's president, bearing interest at 10% per annum, due September 2004, October 2005 and March 2006	265,000	-

Accrued interest	20,256	420
	322,256	7,420
Less: Current portion of convertible notes	40,047	7,420

	$ 282,209	$ -

ProDigital Film Studios, Inc.

(formerly ProDigital Film Labs, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US Dollars)

June 30, 2004 and 2003

4.    Convertible Notes Payable- Continued

The notes payable and any accrued interest are convertible, at the option of the holder, into the Company's common stock at a price of $0.25 per share (adjusted for the 4:1 forward stock-split which became effective in July 2004, note 10(b)) for each $0.25 of liability commencing one year after the closing date of the note payable agreement.

The $32,500 unsecured note payable and accrued interest issued to a company controlled by the Company's president, which was due in September 2004, has not been repaid by the Company as of the report date. The amount owing was agreed upon by the parties to be due on demand.

5.    Due to Related Parties

	2004	2003

Due to stockholders	$ 4,216	$ 25,441
Due to a company controlled by a common director	10,000	10,000

	$ 14,216	$ 35,441

The amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

6.    Capital Stock

During the year ended June 30, 2003, the Company issued 1,000,000 shares of common stock at $0.0125 per share (based on the fair value of the Company's common stock on the agreement date) to a company controlled by a significant stockholder for the exclusive option to purchase a property at a price of $425,000 for a five-year period. The Company currently leases the property from the company (a stockholder) as disclosed in note 7. The property consists of a building and a parking lot which the Company currently subleases to an independent third party for a term of 41 months for a monthly lease payment of approximately $2,200 (CDN $2,950).

The annual minimum lease payments to be received through the sublease for the next two years are approximately:

                    2005                       $    26,200

                    2006                             13,200

                                                   $    39,400

ProDigital Film Studios, Inc.

(formerly ProDigital Film Labs, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US Dollars)

June 30, 2004 and 2003

7.    Related Party Transactions

Related party transactions not disclosed elsewhere in these financial statements include:

	2004	2003

Rental expenses incurred with a company owned by the Company's president and a family member	$ 19,644	$ 18,018
Non-refundable deposit for option to purchase property (Note 6)	$ -	$ 12,500

Transactions with related parties are recorded at the exchange amount, being the amount established and agreed to by the related parties.

8.    Commitment

a)    On October 5, 2003, the Company entered into a lease agreement with a company owned by the Company's president and a family member for the currently leased property for an annual lease payment of $22,041 (approximately CDN $27,500). The lease will expire on October 1, 2006 and requires minimum annual lease payments as follows:

For the year ended June 30:

2005	$ 22,041
2006	22,041
2007	5,510
$ 49,592

b)    In June 2004, the Company's president has entered into a contract for the purchase of a 102 - acre target property for approximately $425,000 (CDN $535,000). Subsequent to receiving approval for rezoning, the property will be used by the Company for the development of "Class A" production sound stages and executive accommodation. The Company has paid approximately $8,000 (CDN $10,000) as deposit in August 2004 pursuant to the purchase contract. In order to complete the purchase of the property, the Company must:

        i)    with the assistance of the vendor obtain rezoning of the property from a rural classification to a commercial classification on or before January 31, 2005; and

        ii)    obtain suitable financing by January 31, 2005;

Upon receipt of the permission from the Regional District of the Okanagan Similkameen for the rezoning, and prior to the rezoning taking place, the deposit will increase to approximately $40,000 (CDN $50,000). When the increased deposit has been paid, the vendor will then sign all documentation require by the Regional District to officially rezone the property. The closing date for the purchase is February 14, 2005.

ProDigital Film Studios, Inc.

(formerly ProDigital Film Labs, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US Dollars)

June 30, 2004 and 2003

9.    Income Taxes

The tax effects of temporary differences that give rise to the Company's deferred tax assets are as follows:

	2004	2003

Net operating losses	$ 107,000	$ 76,000
Valuation Allowance	$ (107,000)	$ (76,000)

Deferred tax asset (liability)	$ -	$ -

The provision for income taxes differs from the amount computed using the federal statutory income tax rate as follows:

	For the year ended June 30, 2004	For the year ended June 30, 2003

Provision (benefit) at the federal statutory rate	$ (31,000)	$ (24,000)
Increase in valuation allowance	31,000	24,000

	$ -	$ -

At June 30, 2004, the Company had losses available for income tax purposes of approximately $292,000 (2003 - $202,000) which, if not used, will expire between the years 2007 and 2014.

The Company evaluates its valuation allowance requirements based on projected future operations. Management has recorded a valuation allowance because it believes it is more likely than not that the future income tax benefits of the current loss will not be realized. When circumstances change and this causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

ProDigital Film Studios, Inc.

(formerly ProDigital Film Labs, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US Dollars)

June 30, 2004 and 2003

10.    Subsequent Events

a)    Subsequent to June 30, 2004, the Company issued two convertible notes to a company controlled by a director for proceeds of $40,000 and $20,000 and a convertible note to the family trust of a director for proceeds of approximately $7,600. The unsecured notes bear interest at 10% per annum and will be due on August 15, 2006, October 15, 2006 and July 10, 2006 respectively. The notes payable and any accrued interest are convertible, at the option of the holder, into the Company's common stock at a price of $0.25 per share (adjusted for forward stock-split, as described in note (b) below) for each $0.25 of liability commencing one year after the closing date of the note payable agreement.

b)    In July 2004, the Company changed its legal name from ProDigital Film Labs, Inc. to ProDigital Film Studios, Inc. and split its common shares forward on a four new shares for one old share basis. Authorized common shares were increased to 40 million from 10 million to accommodate the split. The effective date for the forward stock-split was July 13, 2004. The financial statements and references to common shares and loss per share have been adjusted retroactively to account for the stock-split.

c)    In August 2004, the Company's president advanced approximately $31,500 (CDN $42,062) to the Company as loan payable for the purchase of High Definition post production computer and software equipment. This loan is unsecured, non-interest bearing and payable on demand.

11.    Variable Interest Entities

The Company currently leases the property from a company owned by the Company's president and a family member (the "Lessor"). This related party relationship between the Company and the Lessor creates a presumption that the Company has provided an implicit guarantee of the value of the property to the Lessor and would result in the Company deeming to hold a variable interest in the Lessor. As another creditor of the Lessor will absorb the majority of the expected loss, this other creditor is considered to be the primary beneficiary of the Lessor and the Company need not consolidate the Lessor as a variable interest entity ("VIE"). As at June 30, 2004, the estimated fair value of the leased property is $235,000 which represents the maximum exposure of loss of the Company in the VIE.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as at June 30, 2004. This evaluation was carried out under the supervision and with the participation of our company's Principal Executive Officer and Acting Chief Financial Officer. Based upon that evaluation, our Principal Executive Officer and Acting Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls during the quarter ended June 30, 2004.

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the Company's directors and executive officers as of the date of this report:

Name	Age	Date Elected or Appointed
Darone Davis (1), Director, President & Chief Executive Officer	40	May 2, 2002
Christopher Dieterich, Director	57	September 20, 2002
Linda Holmes (2), Corporate Secretary	54	N/A

(1)    Darone Davis was appointed President May 2, 2002 and served as Secretary and Treasurer from September 30, 2003 to October 16, 2003 and again from August 27, 2004 until September 10, 2004, when he resigned as Secretary.

(2)    Linda Holmes was appointed Secretary September 10, 2004.

The following sets out the principal occupation, past five years' business experience and other directorships held by each of the directors and executive officers of the Company:

Darone Davis

Darone Davis, President, Treasurer and Director of ProDigital, is in charge of the day-to-day operations of the Company. He is an entrepreneur with several years of experience in the Capital Markets industry and in asset management. Mr. Davis was instrumental in the initial strategies involved in the creation and successful structuring of several US companies. After the creation of these companies, he was directly involved in raising start-up financing, including a $6 million private placement for a private company developing an AIDS vaccine. Mr. Davis also serves as an Asset and Financial Manager, managing many different wealthy family and International Trusts, providing sound and creative Estate Planning solutions.

Christopher Dieterich

Christopher H. Dieterich, a director of the Company graduated from Virginia Polytechnic Institute in 1969 with a B.S. in Engineering. He subsequently attended the University of California at Berkeley where, in 1970, he received his Masters degree in Engineering. In 1979, Mr. Dieterich graduated from the University of California at Los Angeles with Juris Doctorate. Mr. Dieterich served in United States Air Force as an instructor pilot from 1971 to 1976, and maintains licenses as multi-engine, jet and piston, instrument instructor for FAA ratings. Christopher Dieterich has been an attorney licensed to practice in California for the past 24 years, specializing in SEC filings and venture capital arrangements for the past six years.

Linda Holmes

Ms. Holmes, Secretary to the Company, has been a self-employed securities compliance consultant to both private and publicly-traded companies since 1998. Prior to 1998, she held various positions from director, secretary, director of corporate and public relations, and director of investor relations with mineral exploration and mining companies. She currently serves as a director and secretary to IGC Resources Inc., a public mineral exploration and development company (TSX Venture Exchange) and as secretary to Global Precision Medical Inc., a public medical device technology company (OTCBB).

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

There are no family relationships between any of the officers and/or directors.

ProDigital's Board of Directors acts as the audit committee; and, therefore, does not have an "audit committee financial expert."

Compliance with Section 16(a) of the Exchange Act

Under Section 16 of the Securities Exchange Act 1934, our directors and executive officers and persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of Common Stock and subsequent changes to that ownership to the Securities and Exchange Commission by specified due dates. Based solely on a review of copies of such forms, or written representations of such persons, to our knowledge all of these filing requirements were satisfied, with the exception of the following directors, officers or 10% shareholders, who failed to file required forms in a timely manner:

		Number of forms not filed in a timely manner
Name	Director, Officer or 10% Holder	Form 3	Form 4	Number of transactions reported late or not reported

Darone M. Davis	Director, President & Treasurer	1		1
David Huck	10%+ shareholder	1		1

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics will be made available to any shareholder, free of charge, upon written request to the Company.

ITEM 10.     EXECUTIVE COMPENSATION

No compensation was paid by ProDigital, for the fiscal years ended June 30, 2004, 2003 and 2002 to our Named Executive Officers and no officers or directors received annual compensation in excess of $100,000 during those periods.

Named Executive Officers are all individuals serving as ProDigital's Chief Executive Officer ("CEO") or acting in a similar capacity during the last completed fiscal year, regardless of compensation level.

Option/SAR Grants

We do not have a stock option plan. Accordingly, no options and no stock appreciation rights (SARs) were granted during the year ended June 30, 2004.

Director Compensation

We do not have a compensation committee. We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2004.

We have no formal plan for compensating our directors for their service in their capacity as directors. No director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Employment/Consulting Agreements

On September 10, 2004, we entered into a consulting agreement with Latitude 49 Securities Compliance ("Latitude 49") to provide corporate and securities compliance and disclosure services for and on behalf of the Company together with the primary responsibility of assisting in administration of our ongoing corporate and securities disclosure and filing obligations, and such other consultative services as may from time to time be agreed upon between the parties, from September10, 2004 to October 10, 2004, subject to negotiation at the end of the one-month period as to further services that may be required, as decided by the Board of Directors at that time. Under the terms of the consultancy agreement, Latitude 49 was paid a fee of Cdn$2,500 for the first month and Cdn$800 for subsequent months to the end of December 31, 2004, and was reimbursed for reasonable expenses incurred for the period from September 10 - October 10, 2004. ProDigital's Secretary, Linda Holmes, is the sole proprietor of Latitude 49.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information with respect to the beneficial ownership of our Common Stock, as of January 31, 2005, by (a)e ach person who is known by us to be the beneficial owner(s) of more than 5% of the outstanding shares of Common Stock, (b) each director of ProDigital, (c) each of our executive officers named in the Executive Compensation, Summary Compensation Table, below, and (d)all directors and executive officers of ProDigital as a group.

The Company has no subsidiaries and, therefore, no officer or director of the Company owned any stock in any subsidiary of the Company as of January 31, 2005.

Name and Address of Beneficial Owner	Designation or Positions Held	Amount and Nature of Beneficial Ownership	Percent of Class
Darone Davis 1621 S. Latawah Street Spokane, Washington 99203	Director, President & Treasurer	6,000,000	30.44%
Christopher Dieterich Suite 800 11300 W. Olympic Blvd. Los Angeles, California 90064	Director	0	00.00%
Linda Holmes P.O. Box 1609 12406 Wright Avenue Summerland, BC V0H 1Z0	Secretary	0	00.00%
Orchard Breezes Property Development, Inc. (1) 723 Main Street Penticton, BC V2A 5E1	5%+ Shareholder	6,000,000	30.44%
Summer Holdings, LLC 1623 E. Chicago Street Chandler, AZ 85225	5%+ Shareholder	3,280,000	16.64%
Spectrum Management LDC 1623 E. Chicago Street Chandler, AZ 85225	5%+ Shareholder	2,400,000	12.17%
	Directors and executive officers of ProDigital as a group (1)	12,000,000	89.69%

(1)    Darone Davis is a director, officer and the controlling shareholder of Orchard Breezes.

The above ownership percentages are based on 19,713,600 shares of our issued and outstanding Common Stock as of January 31, 2005. Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. There are no shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days.

Change in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change of control of our company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes the transactions during the last two years, or proposed transactions, in excess of $60,000 to which the Company was or is to be a party in which any director, executive officer, 5% or greater shareholder or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest.

September 11, 2003, the Company issued a convertible note to Golden Terra, LLC, a company controlled by common director, Darone Davis, for proceeds of $30,000. The unsecured note bears interest at 10% per annum and was due on September11, 2004. The note is automatically renewed annually. The note payable and any accrued interest are convertible, at the option of the holder, into the Company's Common Stock at a price of $0.25 per share (adjusted for the 4:1 forward stock-split which became effective in July 2004) for each $0.25 of liability commencing one year after the closing date of the note payable agreement.

On October 5, 2003, we entered into a lease agreement with Orchard Breezes Property Development Inc. ("Orchard Breezes"), a company controlled by our President, Darone Davis, for a 3200 square foot building and adjacent 4000 square foot parking lot from Orchard Breezes, and sublease 2800 square feet of the building and half of the parking lot to an independent third party for a term of 41 months for approximately $2,200 per month. Our lease with Orchard Breezes expires October1, 2006, but we may continue to rent the premises on a month-to-month basis thereafter. The minimum annual lease payments required are:

For the year ended June 30:

For the year ended June 30:

2005	$ 22,041
2006	22,041
2007	5,510
$ 49,592

October 1, 2003, we received proceeds of $210,000 and issued a convertible note payable to Golden Terra, LLC, a company controlled by our President, Darone Davis. The unsecured note bears interest at 10% per annum and is due on October 1, 2005. The note payable and accrued interest are convertible at the option of the holder at a price of $0.25 per share, adjusted for the 4:1 forward stock-split which became effective in July 2004. The note is automatically renewed for one year from the date of note and annually thereafter.

July 10, 2004, the Company issued a convertible note to Darone Davis, Trustee for DM Davis Family Trust, for proceeds of $10,000. The unsecured note bears interest at 10% per annum and comes due on July 10, 2006. The note is automatically renewed annually. The note payable and any accrued interest are convertible, at the option of the holder, into the Company's Common Stock at a price of $0.25 per share (adjusted for the 4:1 forward stock-split which became effective in July 2004) for each $0.25 of liability commencing one year after the closing date of the note payable agreement.

August 15, 2004, the Company issued a convertible note to Golden Terra, LLC, a company controlled by common director, Darone Davis, for proceeds of $40,000. The unsecured note bears interest at 10% per annum and comes due on August 15, 2006. The note is automatically renewed annually. The note payable and any accrued interest are convertible, at the option of the holder, into the Company's Common Stock at a price of $0.25 per share (adjusted for the 4:1 forward stock-split which became effective in July 2004) for each $0.25 of liability commencing one year after the closing date of the note payable agreement.

October 15, 2004, the Company issued a convertible note to Golden Terra, LLC, a company controlled by common director, Darone Davis, for proceeds of $20,000. The unsecured note bears interest at 10% per annum and comes due on October 15, 2006. The note is automatically renewed annually. The note payable and any accrued interest are convertible, at the option of the holder, into the Company's Common Stock at a price of $0.25 per share (adjusted for the 4:1 forward stock-split which became effective in July 2004) for each $0.25 of liability commencing one year after the closing date of the note payable agreement.

On June 29, 2004, our President entered into a contract for the purchase of the 102-acre target property for approximately $425,000 (Cdn$535,000). Subject to receiving approval for rezoning, the property will be used by us for the development of "Class A" production sound stages, outbuildings and supporting infrastructure, and executive accommodations. We have paid the approximately $8,000 (CDN$10,000) deposit required on the purchase. The purchase of the property is subject to a number of conditions as described in Item 1, Description of Business of this Form 10 KSB, including receipt of sufficient funds to finance the purchase.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

Exhibit No.	The following documents were filed previously in the Company's Form10-SB, Amendment No. 2, Registration Statement
3.1	Articles of Incorporation dated May 2, 2000
3.2	By-Laws, adopted on March 15, 2000
10.1	Option to Purchase Contract between between Sigma Business Consulting Ltd. And ProDigital on February 26, 2002
10.2	Commercial Property Lease Agreement between Sigma Business Consulting Ltd. And ProDigital on June 1, 2000
10.3	Commercial Auto sublease between Sigma Business Consulting Ltd. and ProDigital on June 13, 2000
10.4	Enabaca Capital Investment proposal for $30 million financing arrangement dated June4, 2002
10.5	Letters of Intent from GEOTHEATRE Productions Inc. to utilize ProDigital's future production facilities, dated January 8 and February 1, 2002

Exhibit No.	The following documents were filed in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003
10.4 (1)	Commercial Property Lease between Orchard Breezes Property Development, Inc. and ProDigital dated October 5, 2003

Exhibit No.	The following documents were filed in the Company's Form 10-QSB quarterly report for the period ended December 31, 2003
3.3	Certificate of Amendment to Articles of Incorporation effective July 13, 2004
4.1	Form of Convertible Loan Agreement between the Company and a subscriber.
10.7	Contract of Purchase and Sale and Addendum between the Company and Juric Holdings Ltd. dated June 29, 2004.
10.8	Consulting Agreement between the Company and Linda Holmes (Latitude 49? Securities Compliance) dated September 10, 2004.

Exhibit No.	The following documents are filed herewith in this Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004
31.1

Certification of the Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)    Should have been filed as Exhibit 10.6

(b)    Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2004.

ITEM 14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

Year Ended June 30,	Fees for audit of annual financial statements	Fees for review of quarterly financial statements
	$	$
2004	Note 1	11,621
2003	13,100	-

Note 1 - June 30, 2004 audit fees are expected by be approximately $12,300.

Audit-Related Fees

    None.

Tax Fees

Year ended June 30,	Fees for preparation of tax returns
$
2004	Note 1
2003	5,686

Note 1    -    The fees for preparation of the Company's corporate tax returns for the year ended June 30, 2004 are expected to be approximately $2,500

All Other fees

    None.

Audit Committee Prior Approval Policies

The Company does not have an Audit Committee; therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented. No non-audit services, except for the preparation of corporate tax returns, were provided by the Company's principal independent accountants in 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRODIGITAL FILM STUDIOS, INC.

By:   /s/ Darone Davis

Name:  Darone Davis

Title:    President

Date:    February 16, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated. Each individual whose signature appears below hereby designates and appoints Darone Davis as such person's true and lawful attorney-in-fact and agent (the "Attorney-in-Fact") with full power of substitution and resubstitution, for each person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, which amendments may make such changes in this Annual Report on Form 10-KSB as the Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto the Attorney-in-Fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that the Attorney-in-Fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

By:  /s/ Darone Davis

February 16, 2005

Title: President, Principal Executive Officer, Acting Chief Financial Officer and Director

By:  /s/ Marco Warger

February 16, 2005

Title:  Director

EXHIBIT 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Darone Davis, certify that:

1.    I have reviewed this annual report on Form 10-KSB for the fiscal year ended June 30, 2004, of ProDigital Film Studios, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

    a)    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b)    evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

    c)    disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.     I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the RegistrantÆs auditors and the audit committee of the RegistrantÆs board of directors (or persons performing the equivalent functions):

    a)    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

    b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: February 16, 2005

                                                                                                               /s/ Darone Davis

                                                                                                               Darone Davis

                                                                                                               Chief Executive Officer and Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of ProDigital Film Studios, Inc. (the "Company") on Form 10K-SB for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darone Davis, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

        1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

        2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Darone Davis

Darone Davis

Chief Executive Officer & Acting Chief Financial Officer

February 16, 2005