Form 10QSB
period 2004-09-30
PRODIGITAL FILM LABS INC
filed 2005-06-27
CIK 1126318

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

  OR

 (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________

Commission File Number: 000-21969

PRODIGITAL FILM STUDIOS, INC.

 (Exact name of Small Business Issuer a Specified in Its Charter)

Nevada, United States

91-2048620

(State or OtherJurisdiction of

(I.R.S. Employer ID Number)

Incorporation or Organization)

3675 Pecos-Mcleod, Suite 1400, Las Vegas, Nevada 89121-3881

(Address of Principal Executive Offices)

(877) 804-3394

(Issuer's Telephone Number, Including Area Code)

ProDigital Film Labs, Inc.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES    _X__                                              NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class of Shares outstanding at June 17, 2005

21,949,600 Common Stock, par value of $0.0001 per share

i

CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Item 2.

Management's Plan of Operations

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

This report on Form 10-QSB for the first quarter ended September 30, 2004, should be read in conjunction with the Company's annual audited financial statements for the fiscal year ended June 30, 2004.

PART I.

FINANCIAL INFORMATION

 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2004 include all adjustments necessary in order to ensure that the financial statements are not misleading.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Interim Financial Statements
For the three-month period ended September 30, 2004
(Unaudited - Expressed in US Dollars)
Contents

Interim Financial Statements
Balance Sheets
Statement of Changes in Capital Deficit
Statements of Operations and Comprehensive Loss
Statements of Cash Flows
Notes to the Interim Financial Statements

ProDigital Film Studios, Inc.
(A Development Stage Company)
Interim Balance Sheets
(Expressed in US Dollars)
	September 30 2004	June 30 2004
Assets	(Unaudited)
Current
Cash	$9,128	$11,714
Amounts receivable	7,344	4,452
Inventories	3,099	2,932
Total current assets	19,571	19,098
Due from related parties (Note 2)	51,744	25,757
Property and equipment	163,444	142,506
Real estate deposits (Note 4)	20,426	12,500
Total Assets	$255,185	$199,861
Liabilities and Capital Deficit
Liabilities
Current
Accounts payable and accrued liabilities	$53,175	$46,724
Convertible notes payable (Note 5)	40,979	40,047
Due to related parties (Note 3)	47,915	14,216
Unearned rental income and deposits	4,749	4,492
Total current liabilities	146,818	105,479
Convertible notes payable (Note 5)	335,745	282,209
Total liabilities	482,563	387,688
Capital Deficit
Capital Stock (Note 6)
Authorized
40,000,000 common shares (post split), par value of $0.0001 per share
Issued
19,713,600 common shares (post split)	1,971	1,971
Additional paid-in capital	120,229	120,229
Deficit accumulated during the development stage	(319,954)	(298,989)
Other comprehensive loss
- cumulative translation adjustment	(29,624)	(11,038)
Total capital deficit	(227,378)	(187,827)
Total Liabilities and Capital Deficit	$255,185	$199,861
The accompanying notes are an integral part of these financial statements.
ProDigital Film Studios, Inc.
(A Development Stage Company)
Interim Statements of Changes in Capital Deficit
(Unaudited - Expressed in US Dollars)
For the period from May 2, 2000 (inception) to September 30, 2004

				Deficit
				Accumulated
	Capital Stock		Additional	during the	Other	Total
			Paid-in	Development	Comprehensive	Capital
	Shares	Amount	Capital	Stage	Loss	Deficit
Issuance of stock at inception at
$0.000025 per share	12,000,000	$1,200	$(900)	$-	$-	$300
Net loss for the period	-	-	-	(13,021)	-	(13,021)
Balance, June 30, 2000	12,000,000	1,200	(900)	(13,021)	-	(12,721)
Issuance of stock for cash at
$0.0125 per share in May 2001	3,120,000	312	38,688	-	-	39,000
Issuance of stock for cash at
$0.0625 per share in May 2001	160,000	16	9,984	-	-	10,000
Net loss for the year	-	-	-	(54,427)	-	(54,427)
Balance, June 30, 2001	15,228,000	1,528	47,772	(67,448)	-	(18,148)
Issuance of stock for private placement,
net of share issuance costs at $0.0125 per share in August 2001	3,200,000	320	39,680	-	-	40,000

Issuance of stock for services
at $0.0125 per share in August 2001	160,000	16	1,984	-	-	2,000
Issuance of stock for convertible note
at $0.25 per share in June 2002	73,600	7	18,393	-	-	18,400
Net loss for the year	-	-	-	(70,714)	-	(70,714)
Balance, June 30, 2002	18,713,600	1,871	107,829	(138,162)	-	(28,462)
Issuance of stock for option to acquire
a property at $0.0125 per share in
August 2002	1,000,000	100	12,400	-	-	12,500
Net loss for the year	-	-	-	(63,961)	-	(63,961)
Cumulative translation adjustment	-	-	-	-	(9,579)	(9,579)
Balance, June 30, 2003	19,713,600	1,971	120,229	(202,123)	(9,579)	(89,502)
Net loss for the year	-	-	-	(96,866)	-	(96,866)
Cumulative translation adjustment	-	-	-	-	(1,459)	(1,459)
Balance, June 30, 2004	19,713,600	1,971	120,229	(298,989)	(11,038)	(187,827)
Net loss for the period	-	-	-	(20,965)	-	(20,965)
Cumulative translation adjustment	-	-	-	-	(18,586)	(18,586)
Balance, September 30, 2004, (unaudited)	19,713,600	$1,971	$120,229	$(319,954)	$(29,624)	$(227,378)
The accompanying notes are an integral part of these financial statements.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
(Unaudited - Expressed in US Dollars)
			For the period
			from May 2
	For the		2000
	three-month		(inception) to
	periods ended		September, 30
	September 30		2004
	2004	2003	(Cumulative)
Expenses (recoveries)
Automotive	$420	$56	$12,838
Brokerage fees	326	-	6,840
Contract fees	-	-	10,386
Depreciation	9,813	10	32,479
Foreign exchange loss (gain)	(19,034)	31	(15,451)
Office and miscellaneous	4,622	1,083	23,645
Professional fees	11,073	7,491	94,460
Property taxes	1,318	1,215	26,671
Rent (Note 7)	5,613	4,766	91,114
Telephone and utilities	2,999	978	27,005
Travel	1,859	571	30,372
	(19,009)	(16,201)	(340,359)
Other income (expense)
Interest on convertible notes	(8,714)	(105)	(28,970)
Rental income	6,758	6,422	49,375
Net loss for the period	(20,965)	(9,884)	(319,954)
Foreign currency translation adjustment	(18,586)	1,641	(29,624)
Comprehensive loss for the period	$(39,551)	$(8,243)	$(349,578)
Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding	19,713,600	19,713,600
The accompanying notes are an integral part of these financial statements.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(Unaudited - Expressed in US Dollars)
			For the
	For the		period from
	three-month		May 2, 2000
	periods ended		(inception) to
	September 30		September 30
	2004	2003	2004
Cash flows from operating activities			(Cumulative)
Net loss for the period	$(20,965)	$(9,884)	$(319,954)
Adjustments to reconcile net loss for the period
to cash used in operating activities:
Depreciation	9,813	10	32,479
Accrued interest on convertible notes	8,714	105	28,970
Unrealized foreign exchange
gain on convertible notes	(19,034)	-	(19,034)
Stock issued for interest expense	-	-	400
Stock issued for services	-	-	2,000
Changes in operating assets and liabilities:
Amounts receivable	(2,549)	(190)	(6,916)
Inventories	-	-	(2,932)
Prepaid expenses and deposits	-	454	242
Accounts payable and accrued liabilities	3,565	(1,771)	47,794
Unearned rental income and deposits	-	-	3,771
Cash used in operating activities	(20,456)	(11,276)	(233,180)
Cash flows from investing activities
Due from related parties	(23,942)	-	(49,550)
Acquisition of property and equipment	(30,756)	-	(195,952)
Real estate deposits	(7,686)	-	(7,686)
Cash used in investing activities	(62,384)	-	(253,188)
Cash flows from financing activities
Advances from related parties	31,983	597	42,255
Net proceeds from issuance of share capital	-	-	89,300
Proceeds from convertible notes	47,926	22,322	367,926
Cash provided by financing activities	79,909	22,919	499,481
Net increase (decrease) in cash	(2,931)	11,643	13,113
Effect of foreign exchange on cash	345	(116)	(3,985)
Cash, beginning of period	11,714	125	-
Cash, end of period	$9,128	$11,652	$9,128
Supplemental disclosure of cash flow
information:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Supplemental disclosure of non-cash investing
and financing activities:
Issuance of stock upon conversion of note
payable and accrued interest	$-	$-	$18,400
Issuance of stock for broker services	$-	$-	$2,000
Issuance of stock for option to acquire a property	$-	$-	$12,500
The accompanying notes are an integral part of these financial statements.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Expressed in US Dollars)
September 30, 2004
1.	Basis of Presentation and Ability to Continue as a Going Concern

The Company was incorporated on May 2, 2000 under the laws of the State of Nevada and substantially all operations are located in Canada.  Its principal business activity consists of developing a post production digital film studio and a digital film studio facility.  On July 13, 2004 the Company changed its legal name from ProDigital Film Labs, Inc. to ProDigital Film Studios, Inc.

The interim financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein.  These financial statements should be read in conjunction with the Company's financial statements for the year ended June 30, 2004 and notes thereto included in the Company's Annual Report on Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not necessarily indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at September 30, 2004, the Company has no established source of revenue, has accumulated operating losses of $319,954 since its inception, has a working capital deficiency of $127,247 and has no active operations during the recent periods.  The continuation of the Company is dependent upon pursuing and developing a sustainable business, the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise approximately $6 to $7 million for the development of two sound stages and operating funds through a combination of debt and equity instruments. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Expressed in US Dollars)
September 30, 2004
2.	Due from Related Parties
		September 30	June 30
		2004	2004
	Due from a company owned by the Company's president	$28,964	$21,758
	Due from a company owned by the Company's president and a family member	22,780	3,999
		$51,744	$25,757
	The amounts due from related parties are unsecured, non-interest bearing and have no specific terms of repayment.
3.	Due to Related Parties
		September 30	June 30,
		2004	2004
	Due to stockholders	$37,915	$4,216
	Due to a company controlled by a common director	10,000	10,000
		$47,915	$14,216
	The amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Expressed in US Dollars)
September 30, 2004
4.		Real Estate Deposits
	September 30	June 30
	2004	2004
Deposit on commercial lot (a)	$12,500	$12,500
Deposit on 102 acre target property (b)	7,926	-
	$20,426	$12,500
(a)

During the year ended June 30, 2003, the Company issued 1,000,000 shares of common stock at $0.0125 per share (based on the fair value of the Company's common stock on the agreement date) to a company controlled by a significant stockholder for the exclusive option to purchase a property at a price of $425,000 for a five-year period. The property consists of a building and a parking lot.

(b)

In June 2004, the Company's president entered into a contract for the purchase of a 102 - acre target property for approximately $440,000 (CDN $535,000).  Subsequent to receiving approval for rezoning, the property will be used by the Company for the development of "Class A" production sound stages and executive accommodation.  The Company has paid approximately $7,926 (CDN $10,000) as a deposit in August 2004 pursuant to the purchase contract.  In order to complete the purchase of the property, the Company must:

i) with the assistance of the vendor obtain rezoning of the property from a rural classification to a commercial classification on or before January 31, 2005, which was extended to May 29, 2005 and subsequently expired without further extension; and

	ii) obtain suitable financing by January 31, 2005, which was extended to May 29, 2005 and subsequently expired without further extension.

Upon receipt of the permission from the Regional District of the Okanagan Similkameen for the rezoning, and prior to the rezoning taking place, the deposit will increase to approximately $41,000 (CDN $50,000).  When the increased deposit has been paid, the vendor will then sign all documentation required by the Regional District to officially rezone the property.

Due to the difficulty in raising funds and the current level of operations, the agreement was allowed to expire without further extension and the deposit was refunded to the Company in June 2005.  The Company, however, plans to raise sufficient capital to acquire the property in the future when the level of operations increases.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Expressed in US Dollars)
September 30, 2004
5.	Convertible Notes Payable
		September 30 2004	June 30 2004
	Unsecured note payable
	bearing interest at 6% per annum, due on demand,
	convertible at one share for each $0.25 of liability	$5,000	$5,000
	Unsecured note payable
	issued to a family member of the Company's president,
	bearing interest at 6% per annum, due on demand, convertible at one share for each of $0.25 of liability	2,000	2,000
	Unsecured note payable
	bearing interest at 10% per annum, due June 2006
	, convertible at one share for each $0.25 of liability	30,000	30,000
	Unsecured notes payable
	issued to a company controlled by the Company's president, bearing interest at 10% per annum,
	due in September 2004, October 2005 and March
	2006 convertible at one share for each $0.25 of liability	265,000	265,000
	issued to a company controlled by the Company's president, bearing interest at 10% per annum, due in August 2006, convertible at one share for each $1 of liability	40,000	-
	Unsecured notes payable
	issued to the Company's president's family trust, bearing interest at 10% per annum, due July 2006
	convertible at one share for approximately $0.80 (CDN $1) of liability	7,926	-
	Accrued interest	26,798	20,256
		376,724	322,256
	Less current portion of convertible notes	40,979	40,047
		$335,745	$282,209

The notes payable and any accrued interest are convertible, at the option of the holder, into the Company's common stock at the specified conversion price, commencing one year after the closing date of the note payable agreement.

Interest accrued during the three months ended September 30, 2004 on convertible notes totalled $8,714 (2003 - $105).

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Expressed in US Dollars)
September 30, 2004
5.			Convertible Notes - Continued
	Based on the due date of these convertible notes, the repayment schedule is as follows:
	For the period ended June 30:
	2005	$40,963
	2006	287,461
	2007	48,300
		$376,724

6.	Capital Stock

On July 13, 2004, the Company split its common shares forward on a four new shares for one old share basis.  Authorized common shares were increased to 40 million from 10 million to accommodate the split.  The financial statements and references to common shares and loss per share have been adjusted retroactively to account for the stock split.

7.	Related Party Transactions
	Related party transactions not disclosed elsewhere in these financial statements include:
		For three-month periods ended
		September 30
		2004	2003
	Rental expenses incurred with a company owned by the Company's president and a family member	$5,613	$4,766
	Transactions with related parties are recorded at the exchange amount, being the amount established and agreed to by the related parties.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Expressed in US Dollars)
September 30, 2004
8.	Commitments

Commitments not disclosed elsewhere in the financial statements are as follows:

On October 5, 2003, the Company entered into an agreement with a company controlled by a significant stockholder (the "Optionor Company") to lease a property, which consists of a building and a parking lot (Note 4(a)), for an annual lease payment of $22,041 (approximately Cdn$27,000).  The lease will expire on October 1, 2006 and requires minimum annual lease payments as follows:

	For the year ended June 30:
	2005 (nine months)	$17,477
	2006	23,302
	2007	5,825
		$46,604

9.	Subsequent Events
	(a)

Subsequent to September 30, 2004, the Company issued four convertible notes to various related parties for proceeds of approximately $55,750.  The loans are unsecured, bear interest at 10% per annum and will be due on various dates commencing from October 15, 2006 to March 24, 2007.  The notes payable and any accrued interest are convertible, at the option of the holder, into the Company's common stock at a price of one share for each $1 or approximately $0.80 (CDN $1) of liability commencing one year after the closing date of the note payable agreements.

	(b)

In March 2005, the Company issued 1,316,000 common shares in advance of cash proceeds on a share subscription from an investor.  Subsequently, the subscription was cancelled and the shares were returned to the Company.  As a result, there was no effect on the financial statements.

	(c)

In March 2005, the Company issued 700,000 common shares to an agent as finders' fees.  Pursuant to the agreement, in exchange for the shares issued, the agent will raise $6 million capital for the Company.  In the event that the agent fails to raise the full amount of the $6 million, the portion of the 700,000 common shares related to the shortfall will be returned to the Company.  The agreement expired on June 1, 2005 but was automatically extended on a month-to-month basis.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Expressed in US Dollars)
September 30, 2004
9.	Subsequent Events - Continued
(d)

In May 2005, the Company entered into a Contract of Purchase and Sale Agreement to purchase a property in Okanagan Falls in exchange for approximately $1.2 million (CDN $1.5 million) in cash and 1 million restricted common shares of the Company.  The 1 million restricted shares were issued as refundable deposit upon execution of the agreement and will be valued based on the fair value of the shares on the date of the agreement.  The agreement expires on August 31, 2005 and approximately $1.2 million (CDN $1.5 million) will be paid on the date of completion.

(e) In June 2005, the Company issued 536,000 common shares at $1.00 per share for proceeds of $536,000 in a private placement.
10.	Variable Interest Entities

The Company currently leases the property from a company owned by the Company's president and a family member (the "Lessor").  This related party relationship between the Company and the Lessor creates a presumption that the Company has provided an implicit guarantee of the value of the property to the Lessor and would result in the Company being deemed to hold a variable interest in the Lessor.  As another creditor of the Lessor will absorb the majority of the expected loss, this other creditor is considered to be the primary beneficiary of the Lessor and the Company need not consolidate the Lessor as a variable interest entity ("VIE").  As at September 30, 2004, the estimated fair value of the leased property is $235,000 (June 30, 2004 - $235,000) which represents the maximum exposure of loss of the Company in the VIE.

11.	New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period of the registrants first fiscal year beginning on or after December 15, 2005.

The Company is assessing the effect of the implementation of this new standard on its financial statements.

12.	Comparative Figures
Certain comparative figures have been reclassified to conform to the current period's presentation.

Item 2.

MANAGEMENT'S PLAN OF OPERATIONS

The  following  information  should be read in conjunction  with the unaudited  financial  statements  for the three months ended September 30, 2004, included  herein,  and with the audited financial statements for the fiscal year ended June 30, 2004, which  are  prepared  in accordance with generally accepted accounting  principles ("GAAP") in the United States. All dollar amounts are in U.S. dollars unless otherwise stated.

Overview

The Company was incorporated in the State of Nevada on May 2, 2000, under the name "ProDigital Film Labs, Inc.".  Effective July 13, 2004, our company name was changed from "ProDigital Film Labs, Inc." to "ProDigital Film Studios, Inc." to better define the total package of providing Film and Television production studios and digital equipment, and full and complete digital post-production editing suites, to the film industry.  The Company's authorized share capital was increased from 10,000,000 to 40,000,000 at $0.0001 par value per share to facilitate a forward split of four post-split shares for one pre-split share at the time of the name change.  ProDigital's shares are quoted in the "Pink Sheets" electronic quotation system marketplace under trading symbol "PRGT".

ProDigital is a "New-Media Technology" business.  The Company was organized to create the kind of film industry infrastructure in the Okanagan Valley region in the interior of British Columbia ("BC"), necessary to divert and attract "Hollywood North" production activities from the Vancouver, BC, area into the province's interior.  We intend to become an integral part of the cutting edge digital film market.   Digital technology enables marketers in this industry to distribute movies and film through a file medium as opposed to a large "can" holding hundreds of meters of celluloid tape and weighing ten kilograms.  The digital film market will embrace the Internet, the High Definition Television marketplace and digital movie theatre productions, by producing high quality film media/productions digitally for approximately one-fifth of the cost of using traditional celluloid methods.

We have built the only professional, fully digital, High Definition and Standard Definition post-production editing and animation facility ("Post House") in the Okanagan region, fully furnished with two complete, Standard Definition professional AVID Xpress digital post-production editing suites, a professional audio editing/recording studio, video cameras and lights, plus additional related equipment and High Definition post production equipment, including the latest XSERVE RAID and  Mac G5 computer and software.  Post-production tasks, including digital processing sound lab work, animation, and special computer generated effects will be completed at the Post House.  The Post House also allows for Digital Mastering onsite.  The time and labor involved in the digital post-production process is greatly reduced for editors, as the whole post production process is faster and more efficient using computers.

The Post House equipment has been tested by PrimeTime Post, Inc. ("PrimeTime"), a company controlled by the Company's President, Darone Davis, with the offline production of a one-hour High Definition documentary television show for the Travel Channel and NHK (Japanese Broadcaster), "Japanese Motorcycles: Samurai on Wheels."

ProDigital is now a technologically advanced Digital Movie and High Definition Television production company that uses only digital imaging processes in the creation, development, and production of movies and High Definition Television features.  We are working on getting the word out to the film industry that we are ready for business.  Several production companies have expressed interest in using the Post House for upcoming productions and, as we are in discussion with them, we will continually scout out new business. Management has received responses to its advertisements placed in various newspapers, trade magazines and websites and with numerous film commissioners, for an experienced studio manager/supervisor to oversee the production process, and expects to announce an appointment in the near future.

We also intend to construct large, purpose-built, "Class A," professional production sound stage buildings complete with digital equipment on acreage just outside of the city of Penticton, BC.  On May 25, 2005, the Company entered into a contract to purchase a commercially zoned parcel of land consisting of approximately 103 acres for approximately $1,230,000 (CDN$1,500,000) and the issuance of 1,000,000 restricted common shares of the Company.  The natural and secluded site hosts many different types of scenery and geology, yet is located near the town of Okanagan Falls, BC, an easy 15-minute drive from the Penticton airport and a 20-minute drive from the

Post House.  We plan to develop two to three "Class A" production sound stages, outbuildings and supporting infrastructure, and executive accommodations on this site, subject to obtaining sufficient financing.

During the quarter ended September 30, 2004

On July 10, 2004, to D.M. Davis Family Trust, for which our President, Darone M. Davis, is Trustee a convertible note, for proceeds of approximately $7,926 (CDN $10,000).and on August 15, 2004, the Company issued a convertible note to Golden Terra LLC, a company controlled by our President, Darone Davis, for proceeds of $40,000 and). The loans are unsecured, bear interest at 10% per annum and will be due on July 10, 2006 and August 15, 2006, respectively.  The notes and accrued interest are convertible into common shares of the Company at a price of one share for approximately $0.80 (CDN $1) and $1.00 of liability, respectively, commencing one year after the closing date of each note payable agreement.

Subsequent to the three months ended September 30, 2004

On October 15, 2004, the Company issued a convertible note to Golden Terra LLC, a company controlled by our President, Darone Davis, for proceeds of $20,000.  The loan is unsecured, bears interest at 10% per annum and will be due on October 15, 2006.  Each note and accrued interest are convertible into common stock at a price of one share for each $1 of liability, respectively, commencing one year after the closing date of the note payable agreement.

On December 13, 2004, the Company issued a convertible note to Duane Davis, a family member of our President, Darone Davis, for proceeds of $10,000.  The loan is unsecured, bears interest at 10% per annum and will be due on December 13, 2006.  Each note and accrued interest are convertible into common stock at a price of one share for each $1 of liability commencing one year after the closing date of the note payable agreement.

On February 15, 2005, the Company issued a convertible note to ATM Legends, Inc. for proceeds of $20,000 and a convertible note on March 24, 2005, to D.M. Davis Family Trust, for which our President, Darone M. Davis, is Trustee, for proceeds of approximately $5,750 (CDN $7,000).   The loans are unsecured, bear interest at 10% per annum and will be due on February 15, 2007 and March 24, 2007, respectively.  The notes and accrued interest are convertible into common shares of the Company at a price of one share for approximately $0.80 (CDN $1) and $1.00 of liability, respectively, commencing one year after the closing date of each note payable agreement.

In March 2005, we issued 1,316,000 common shares in advance of cash proceeds on a share subscription from an investor.  Subsequent to March 31, 2005, the subscription was cancelled and the shares were returned to the Company.

Also in March 2005, the Company issued 700,000 common shares pursuant to the Agent Agreement dated March 4, 2005 (the "Agent Agreement") for an unbrokered private placement, as finders' fees.  Under the Agent Agreement, in exchange for the common shares issued, Nick Mancuso, (the "Agent") will raise $6 million in capital for the Company.  In the event that the Agent fails to raise the full amount of $6 million, the portion of the 700,000 common shares related to the shortfall will be returned to the Company.  The Agent Agreement expired on June 1, 2005, but was automatically extended on a month-to-month basis.

On May 29, 2005, the contract entered into on June 29, 2004, by our President for the purchase of a 102-acre target property we had targeted as an excellent "Class A" production sound stage site for approximately $425,000 (Cdn$535,000) expired after being extended until May 29, 2005, and the deposit of approximately $8,000 (CDN$10,000) was refunded to the Company.  We intend to purchase the property as soon as sufficient financing can be obtained and the rezoning process is completed.

On May 25, 2005, the Company entered into a contract to purchase a commercially zoned parcel of land consisting of approximately 103 acres for approximately $1,230,000 (CDN$1,500,000) and the issuance of 1,000,000 restricted common shares of the Company.  The natural and secluded site hosts many different types of scenery and geology, yet is located near the town of Okanagan Falls, BC, an easy 15-minute drive from the Penticton airport and a 20-minute drive from the Post House.  We plan to develop two to three "Class A" production sound stages, outbuildings and supporting infrastructure, and executive accommodations on this site, subject to obtaining sufficient financing.

In June 2005, the Company issued 536,000 common shares at $1.00 per share for proceeds of $536,000 in a private placement.

Plan of Operation

Our Plan of Operation for the next 12 months, consists of:

1.

purchasing the 103 acre parcel of land at Okanagan Falls as described above under "Subsequent to the three months ended September 30, 2004";

2.

commencing construction of two large, purpose-built, "Class A," professional production sound stage buildings, complete with digital equipment, and executive accommodations on the Okanagan Falls acreage; and

3.

creating our own purely digital productions.

To complete items 1 and 2 above and provide working capital for day-to-day operations, we anticipate that we would require additional financing of about $6 million:

	(US $)	(Cdn $)
Okanagan Falls property purchase	$ 1,230,000	$ 1,500,000
Roadwork, infrastructure and excavation	821,000	1,000,000
Sewage treatment plant and waste removal	287,000	350,000
2 "Class A" professional sound stages	1,642,000	2,000,000
Executive offices and cafeteria	575,000	700,000
5 log cabins	411,000	500,000
Outbuildings (maintenance shops, storage, pump-house)	164,000	200,000
Firehall and fire engine	41,000	50,000
Fully outfitted gymnasium	62,000	75,000
Payment of convertible notes due (1)	45,000	37,000
Working capital and contingencies	722,000	879,000
Total	$6,000,000	$ 7,291,000

(1)

Represents estimated monies required for the settlement of the convertible notes payable and estimated accrued interest in the next 12 months if the convertible notes are not converted into common shares of the Company.

Working capital and contingencies include labor, contingencies, accounting and filing fees and to pay for general administration expenses for the next twelve months.  If funding is secured, we believe construction of the infrastructure and sound stage studios could begin later this year.  We would likely seek to secure the necessary financing through a private placement of our common shares. Should such external financing be unavailable, we may defer or slow down expenditures, put the property acquisition on hold until we are able to raise the necessary funds and continue to rely on advances from companies controlled by Darone Davis, our President, to cover administrative expenses.

Our cash balance at June 17, 2005 was $411.  At this time we do not have any agreements, arrangements or understandings for new financing, other than the Agent Agreement whereby we issued 700,000 common shares of ProDigital as finders' fees, as described above under "Subsequent to the three months ended September 30, 2004".   Under the Agent Agreement, in exchange for the shares issued the Agent pursuant to the Agent Agreement has agreed to raise $6 million for our company.  There is no assurance that such financing will be available, or if available, will be sufficient to allow us to meet our liabilities and commitments as they come due or that it can be obtained on commercially reasonable terms. We have relied and will continue to rely on financing obtained by convertible loans from companies owned or controlled by our President, Darone Davis, to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination.

We do, however, anticipate commencing revenue-generating activity from our fully-operational Post House which will help to cover administrative and general expenses.  Unfortunately, there can be no assurance that we will be successful in attracting a sufficient level of interest in the Post House. Failure to attract necessary industry interest in the Post House as a result of competition, technological change, or otherwise, would significantly harm our business.

There is substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have no established source of revenue. Accordingly, our independent auditors included an explanatory paragraph in their audit opinion on our June 30, 2004 financial statements regarding concerns about our ability to continue as a going concern. Our audited financial statements for the fiscal year ended June 30, 2004 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

In addition to our search for investors to participate in a financing to assist us in the procurement of the acreage for the production sound stages, we continue to examine other opportunities that would be compatible with our objectives.

We presently have no employees, full-time or otherwise, but use contractors as required. We may hire employees on an as-needed basis in the future as our operations expand.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $319,954 from inception to September 30, 2004. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing convertible debentures to our controlling shareholder and at September 30, 2004 we had a working capital deficit of $127,247, largely as a result of the convertible debentures largely coming due within the next twelve months.  Repayment of such debentures will be at the discretion of the controlling shareholder.  Management plans to continue to provide for our capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Impairment and Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic lives and the eventual disposition of the assets. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets the assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. Accordingly, no impairment was recorded as at September 30, 2004 and June 30, 2004.

Off Balance-sheet Arrangements

As described in our annual report, due to our relationship with Orchard Breezes Property Development Inc. ("Orchard Breezes"), a company controlled by our President, Darone Davis, which houses the Post House, we are presumed to have provided an implicit guarantee of the value of the lease property to Orchard Breezes and as a result, we are deemed to hold a variable interest in Orchard Breezes in accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No.46(R) "Consolidation of Variable Interest Entities, an Interpretation of ARB 51".

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) would require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. For public entities that file as a small business issuer, SFAS No. 123(R) is effective for the first interim or annual reporting period of the registrants first fiscal year beginning on or after December 15, 2005.

The Company is assessing the effect of the implementation of this new standard on the financial statements.

Item 3.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2004. This evaluation was carried out under the supervision and with the participation of our company's Principal Executive Officer and Acting Chief Financial Officer. Based upon that evaluation, our Principal Executive Officer and Acting Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2005, the Company issued 1,316,000 common shares in advance of cash proceeds on a share subscription from an investor.  Subsequent to March 31, 2005, the subscription was cancelled and the shares were returned to the Company.

Also in March 2005, the Company issued 700,000 common shares pursuant to the Agent Agreement dated March 4, 2005 (the "Agent Agreement") for an unbrokered private placement, as finders' fees.  Under the Agent Agreement, in exchange for the common shares issued, Nick Mancuso, (the "Agent") will raise $6 million in capital for the Company.  In the event that the Agent fails to raise the full amount of $6 million, the portion of the 700,000 common shares related to the shortfall will be returned to the Company.  The Agent Agreement expired on June 1, 2005, but was automatically extended on a month-to-month basis.

In June 2005, the Company issued 536,000 In June 2005, the Company issued 536,000 common shares at $1.00 per share for proceeds of $536,000 in a private placement.

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

On October 15, 2004, the Company issued a convertible note to Golden Terra LLC, a company controlled by our President, Darone Davis, for proceeds of $20,000.  The loan is unsecured, bears interest at 10% per annum and will be due on October 15, 2006.  Each note and accrued interest are  convertible into common stock at a price of one share for each $1 of liability commencing one year after the closing date of the note payable agreement.

On December 13, 2004, the Company issued a convertible note to Duane Davis, a family member of our President, Darone Davis, for proceeds of $10,000.  The loan is unsecured, bears interest at 10% per annum and will be due on December 13, 2006.  Each note and accrued interest are convertible into common stock at a price of one share for each $1 of liability commencing one year after the closing date of the note payable agreement.

On February 14, 2005, Marco Warger was appointed as a director of the Company.

On February 15, 2005, the Company entered into a convertible loan agreement with ATM Legends, Inc., a private company, for $20,000.  The unsecured note payable bears interest at 10% per annum and is due February 15, 2007. Each note and accrued interest are convertible into common stock at a price of one share for each $1 of liability commencing one year after the closing date of the note payable agreement.

On March 24, 2005, the Company entered into a convertible loan agreement with the D.M. Davis Family Trust, for which our President acts as Trustee, for approximately $5,750 (CDN $7,000).  The unsecured note payable bears interest at 10% per annum and is due March 24, 2007. Each note and accrued interest are convertible into common stock at a price of one share for approximately $0.80 (CDN $1) of liability commencing one year after the closing date of the note payable agreement.

 Item 6. Exhibits and Reports on Form 8-K.

a.

Exhibits

Exhibit #	Description
10.9	Finders' Fee Agreement between the Company and Nick Mancuso dated March 4, 2005.
10.10	Contract of Purchase and Sale between the Company and 586519 B.C. Ltd. dated May 25, 2005.
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

Date: June 24, 2005

By:

/s/ Darone Davis

Darone Davis

Principal Executive Officer and Acting Chief Financial Officer