Form 10QSB
period 2005-03-31
PRODIGITAL FILM LABS INC
filed 2005-06-27
CIK 1126318

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

This report on Form 10-QSB for the third quarter ended March 31, 2005, should be read in conjunction with the Company's annual audited financial statements for the fiscal year ended June 30, 2004.

PART I.

FINANCIAL INFORMATION

 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2005 include all adjustments necessary in order to ensure that the financial statements are not misleading.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Interim Financial Statements
For the nine-month period ended March 31, 2005
(Unaudited - Expressed in US Dollars)
Contents
Interim Financial Statements
Balance Sheets
Statements of Changes in Capital Deficit
Statements of Operations and Comprehensive Loss
Statements of Cash Flows
Notes to the Interim Financial Statements

ProDigital Film Studios, Inc.
(A Development Stage Company)
Interim Balance Sheets
(Expressed in US Dollars)
	March 31	June 30
	2005	2004
Assets	(Unaudited)
Current
Cash	$3,583	$11,714
Amounts receivable	5,545	4,452
Inventories	3,212	2,932
Total current assets	12,340	19,098
Due from related parties (Note 2)	66,332	25,757
Property and equipment	145,107	142,506
Real estate deposits (Note 4)	20,715	12,500
Total Assets	$244,494	$199,861
Liabilities and Capital Deficit
Liabilities
Current
Accounts payable and accrued liabilities	$53,946	$46,724
Current portion of convertible notes payable (Note 5)	313,787	40,047
Due to related parties (Note 3)	40,316	14,216
Unearned rental income and deposits	4,922	4,492
Total current liabilities	412,971	105,479
Convertible notes (Note 5)	140,836	282,209
Total liabilities	553,807	387,688
Capital Deficit
Capital Stock (Note 6)
Authorized
40,000,000 common shares (post split), par value
of $0.0001 per share
Issued
21,029,600 (June 30, 2004 - 19,713,600)
common shares (post split)	2,103	1,971
Additional paid-in capital	120,097	120,229
Deficit accumulated during the development stage	(384,135)	(298,989)
Other comprehensive loss
- cumulative translation adjustment	(47,378)	(11,038)
Total capital deficit	(309,313)	(187,827)
Total Liabilities and Capital Deficit	$244,494	$199,861
The accompanying notes are an integral part of these interim financial statements.
ProDigital Film Studios, Inc.
(A Development Stage Company)
Interim Statements of Changes in Capital Deficit
(Unaudited - Expressed in US Dollars)
For the period from May 2, 2000 (inception) to March 31, 2005

				Deficit
				Accumulated
	Common Stock		Additional	during the	Other	Total
			Paid-in	Development	Comprehensive	Capital
	Shares	Amount	Capital	Stage	Loss	Deficit
Issuance of stock at inception at
$0.0000025 per share	12,000,000	$1,200	$(900)	$-	$-	$300
Net loss for the period	-	-	-	(13,021)	-	(13,021)
Balance, June 30, 2000	12,000,000	1,200	(900)	(13,021)	-	(12,721)
Issuance of stock for cash at
$0.0125 per share in May 2001	3,120,000	312	38,688	-	-	39,000
Issuance of stock for cash at
$0.0625 per share in May 2001	160,000	16	9,984	-	-	10,000
Net loss for the year	-	-	-	(54,427)	-	(54,427)
Balance, June 30, 2001	15,228,000	1,528	47,772	(67,448)	-	(18,148)
Issuance of stock for private placement,
net of share issuance costs at $0.0125 per share in August 2001	3,200,000	320	39,680	-	-	40,000

Issuance of stock for services
at $0.0125 per share in August 2001	160,000	16	1,984	-	-	2,000
Issuance of stock for convertible note
at $0.25 per share in June 2002	73,600	7	18,393	-	-	18,400
Net loss for the year	-	-	-	(70,714)	-	(70,714)
Balance, June 30, 2002	18,713,600	1,871	107,829	(138,162)	-	(28,462)
Issuance of stock for option to acquire
a property at $0.0125 per share in
August 2002	1,000,000	100	12,400	-	-	12,500
Net loss for the year	-	-	-	(63,961)	-	(63,961)
Cumulative translation adjustment	-	-	-	-	(9,579)	(9,579)
Balance, June 30, 2003	19,713,600	1,971	120,229	(202,123)	(9,579)	(89,502)
Net loss for the year	-	-	-	(96,866)	-	(96,866)
Cumulative translation adjustment	-	-	-	-	(1,459)	(1,459)
Balance, June 30, 2004	19,713,600	1,971	120,229	(298,989)	(11,038)	(187,827)
Issurance of stocks for subscription receivable and financing fees (Note 6)	1,316,000	132	(132)	-	-	-
Net loss for the period	-	-	-	(85,146)	-	(85,146)
Cumulative translation adjustment	-	-	-	-	(36,340)	(36,340)
Balance, March 31, 2005 (unaudited)	21,029,600	$2,103	$120,097	$(384,135)	$(47,378)	$(309,313)
The accompanying notes are an integral part of these interim financial statements.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Interim Statements of Operations and Comprehensive Loss
(Unaudited - Expressed in US Dollars)

	For the three-month periods ended March 31		For the nine-month periods ended March 31	For the period from May 2 2000 (inception) to March 31 2005
	2005	2004	2005	2004	(Cumulative)

Expenses (recoveries)
Automotive	$4	$574	$506	$706	$12,924
Consulting fees (Note 8)	27	-	3,275	-	13,661
Depreciation	9,972	20	29,298	30	51,964
Foreign exchange (gain) loss	4,302	112	(32,695)	343	(29,112)
Office and miscellaneous	6,384	7,641	14,183	8,361	33,206
Professional fees	13,937	3,853	33,199	16,985	116,586
Property taxes	1,401	1,424	4,135	3,551	29,488
Rent (Note 8)	4,886	5,581	16,531	14,071	102,032
Telephone and utilities	2,242	1,628	6,828	4,301	30,834
Transfer agent	346	-	751	-	7,265
Travel	16	3,165	1,962	8,493	30,475
	(43,517)	(23,998)	(77,973)	(56,841)	(399,323)

Other income (expenses)
Interest on convertible notes	(9,499)	(6,161)	(28,384)	(11,264)	(48,640)
Rent, net of commission	7,189	6,720	21,211	19,867	63,828
Net loss for the period	(45,827)	(23,439)	(85,146)	(48,238)	(384,135)

Foreign currency translation adjustment	3,305	(1,117)	(36,340)	229	(47,378)

Comprehensive loss for the period	$(42,522)	$(24,556)	$(121,486)	$(48,009)	$(431,513)

Loss per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares outstanding	19,713,600	19,713,600	19,713,600	19,713,600

The accompanying notes are an integral part of these interim financial statements.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(Unaudited - Expressed in US Dollars)
			For the
	For the nine-month		period from
	periods ended		May 2000
	March 31		(inception) to
			March 31
	2005	2004	2005
Cash used in operating activities			(Cumulative)
Net loss for the period	$(85,146)	$(48,238)	$(384,135)
Adjustments to reconcile net loss for the
period to cash used in operating
activities:
Depreciation	29,298	30	51,964
Stock issued for interest expense	-	-	400
Stock issued for services	-	-	2,000
Accrued interest on convertible notes	28,384	11,264	48,640
Unrealized foreign exchange gain on convertible notes	(33,135)	-	(33,135)
Changes in operating assets and liabilities:
Amounts receivable	(649)	(2,701)	(5,016)
Inventories	-	(2,991)	(2,932)
Prepaid expenses	-	(93)	242
Accounts payable and accrued liabilities	716	(27,587)	44,945
Unearned rental income and deposits	-	208	3,771
Cash used in operating activities	(60,532)	(70,108)	(273,256)
Cash used in investing activities
Due from related parties	(37,062)	(23,631)	(62,670)
Acquisition of property and equipment	(31,958)	(156,515)	(197,154)
Real estate deposits	(7,987)	-	(7,987)
Cash used in investing activities	(77,007)	(180,146)	(267,811)
Cash provided by financing activities
Advances from (repayment to) related parties	24,058	(4,898)	34,330
Net proceeds from issuance of capital stock	-	-	89,300
Proceeds from convertible notes	103,965	265,000	423,965
Cash provided by financing activities	128,023	260,102	547,595
Net increase (decrease) in cash	(9,516)	9,848	6,528
Effect of foreign exchange on cash	1,385	435	(2,945)
Cash, beginning of period	11,714	125	-
Cash, end of period	$3,583	$10,408	$3,583
Supplemental disclosure of cash flow
information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Supplemental disclosure of non-cash investing
and financing activities:
Issuance of stock upon conversion of note
payable and accrued interest	$-	$-	$18,400
Issuance of stock for broker services	$-	$-	$2,000
Issuance of stock for option to acquire a property	$-	$-	$12,500
The accompanying notes are an integral part of these interim financial statements.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Expressed in US Dollars)
March 31, 2005
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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As at March 31, 2005, the Company has no established source of revenue, has accumulated operating losses of $384,135 since its inception, has a working capital deficiency of $400,631 and has no active operations during the recent periods.  The continuation of the Company is dependent upon pursuing and developing a sustainable business, the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise approximately $6 to $7 million for the development of two sound stages and operating funds through a combination of debt and equity instruments. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Expressed in US Dollars)
March 31, 2005
2.	Due from Related Parties
		March 31	June 30
		2005	2004
	Due from a company owned by the Company's president	$30,216	$21,758
	Due from a company owned by the Company's president and a family member	35,295	3,999
	Due from a family trust controlled by the Company's president	821	-
		$66,332	$25,757
	The amounts due from related parties are unsecured, non-interest bearing and have no specific terms of repayment.
3.	Due to Related Parties
		March 31	June 30
		2005	2004
	Due to stockholders	$30,316	$4,216
	Due to a company controlled by a common director	10,000	10,000
		$40,316	$14,216
	The amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Expressed in US Dollars)
March 31, 2005
4.	Real Estate Deposits
		March 31	June 30
		2005	2004
	Deposit on commercial lot (a)	$12,500	$12,500
	Deposit on 102 acre target property (b)	8,215	-
		$20,715	$12,500
	(a)

During the year ended June 30, 2003, the Company issued 1,000,000 shares of common stock at $0.0125 per share (based on the fair value of the Company's common stock on the agreement date) to a company controlled by a significant stockholder for the exclusive option to purchase a property at a price of $425,000 for a five-year period. The property consists of a building and a parking lot.

	(b)

In June 2004, the Company's president entered into a contract for the purchase of a 102 - acre target property for approximately $440,000 (CDN $535,000).  Subsequent to receiving approval for rezoning, the property will be used by the Company for the development of "Class A" production sound stages and executive accommodation.  The Company has paid approximately $8,215 (CDN $10,000) as a deposit in August 2004 pursuant to the purchase contract.  In order to complete the purchase of the property, the Company must:

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

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Expressed in US Dollars)
March 31, 2005
5.	Convertible Notes
		March 31	June 30
		2005	2004
	Unsecured note payable
	bearing interest at 6% per annum, due on demand
	convertible at one share for each $0.25 of liability	$5,000	$5,000
	Unsecured notes payable
	issued to a family member of the Company's president, bearing interest at 6% per annum, due on demand, convertible at one share for each $0.25 of liability	2,000	2,000
	issued to a family member of the Company's president, bearing interest at 10% per annum, due in December 2006, convertible at one share for each $1 of liability	10,000	-
	Unsecured notes payable
	issued to a company controlled by the Company's president, bearing interest at 10% per annum, due on demand, convertible at one share for each $0.25 of liability	30,000	30,000
	issued to a company controlled by the Company's president, bearing interest at 10% per annum in February 2007, convertible at one share for each $1 of liability	20,000	-
	Unsecured notes payable
	issued to a company controlled by the Company's president, bearing interest at 10% per annum, due on demand, October 2005 and March 2006, convertible at one share for each $0.25 of liability	265,000	265,000
	issued to a company controlled by the Company's president, bearing interest at 10% per annum, due in August 2006 and October 2006, convertible at one share for each $1 of liability	60,000	-
	Unsecured notes payable
	issued to a family trust controlled by the Company's president, bearing interest at 10% per annum, due July 2006 and March 2007,
	convertible at one share for approximately $0.80 (CDN $1) of liability	13,965	-
	Accrued interest	48,658	20,256
		454,623	322,256
	Less: Current portion	313,787	40,047
		$140,836	$282,209

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Expressed in US Dollars)
March 31, 2005
5.	Convertible Notes - Continued

The notes payable and any accrued interest are convertible, at the option of the holder, into the Company's common stock at the respective conversion price, commencing one year after the closing date of the note payable agreement.

Interest accrued during the nine months ended March 31, 2005 on amounts advanced by related parties totaled $28,384 (2004 - $11,264).

	Based on the due date of these convertible notes, the repayment schedule is as follow:
	For the period ended June 30:
	2005	$42,613
	2006	302,097
	2007	109,913
		$454,623

6.	Capital Stock

On July 13, 2004, the Company split its common shares forward on a four new shares for one old share basis.  Authorized common shares were increased to 40 million from 10 million to accommodate the split.  The financial statements and references to common shares and loss per share have been adjusted retroactively to account for the stock split.

In March 2005, the Company issued 1,316,000 common shares in advance of cash proceeds on a share subscription from an investor.  Subsequent to March 31, 2005, the subscription was cancelled and the shares were returned to the Company.  As the cash proceeds for these shares were not received as at March 31, 2005, these shares were not included in the calculation of the weighted average number of shares outstanding for the period.

In March 2005, the Company also issued 700,000 common shares to an agent as finders' fees.  Pursuant to the agreement, in exchange for the shares issued, the agent will raise $6 million in capital for the Company.  In the event that the agent fails to raise the full amount of the $6 million, the pro-rata portion of the 700,000 common shares related to the shortfall will be returned to the Company.  The agreement expired on June 1, 2005 but was automatically extended on a month-to-month basis.  As these shares are forfeitable and the Company has not received the services provided, these shares were not considered issued for accounting purposes until the period when the Company receives the services.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Expressed in US Dollars)
March 31, 2005
7.	Commitments

Commitments not disclosed elsewhere in the financial statements are as follows:

On October 5, 2003, the Company entered into an agreement with a company controlled by a significant stockholder (the "Optionor Company") to lease a property, which consists of a building and a parking lot (Note 4(a)), for an annual lease payment of approximately $22,041 (Cdn$27,000).  The lease will expire on October 1, 2006 and requires minimum annual lease payments as follows:

For the period ended June 30:
2005 (three months)	$5,510
2006	22,041
2007	5,510
	$33,061

8.	Related Party Transactions
	Related party transactions not disclosed elsewhere in these financial statements include:
	For nine-month periods ended
	March 31
	2005	2004
Rental expenses incurred with a stockholder	$16,531	$14,071
Consulting fees incurred with an officer	$3,275	$-
	Transactions with related parties are recorded at the exchange amount, being the amount established and agreed to by the related parties.
9.	Subsequent Event
(a)

In May 2005, the Company entered into a Contract of Purchase and Sale Agreement to purchase a property in Okanagan Falls in exchange for approximately $1.2 million (CDN$1.5 million) in cash and 1 million restricted common shares of the Company.  The 1 million restricted shares were issued as a refundable deposit upon execution of the agreement and will be valued based on the fair value of the shares on the date of the agreement.  The agreement expires on August 31, 2005 and approximately $1.2 million (CDN $1.5 million) will be paid on the date of completion.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Interim Financial Statements
(Unaudited - Expressed in US Dollars)
March 31, 2005
9.	Subsequent Event - Continued
(b) In June 2005, the Company issued 536,000 common shares at $1.00 per share for proceeds of $536,000 in a private placement.
10.	Variable Interest Entities

The Company currently leases the property from a company owned by the Company's president and a family member (the "Lessor").  This related party relationship between the Company and the Lessor creates a presumption that the Company has provided an implicit guarantee of the value of the property to the Lessor and would result in the Company being deemed to hold a variable interest in the Lessor.  As another creditor of the Lessor will absorb the majority of the expected loss, this other creditor is considered to be the primary beneficiary of the Lessor and the Company need not consolidate the Lessor as a variable interest entity ("VIE").  As at March 31, 2005, the estimated fair value of the leased property is $235,000 (June 30, 2004 - $235,000) which represents the maximum exposure of loss of the Company in the VIE.

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

Item 2.

Management's Plan of Operations

The  following  information  should be read in conjunction  with the unaudited  financial  statements  for the nine months ended March 31, 2005, included  herein, and with the audited financial statements for the fiscal year ended June 30, 2004, which  are  prepared  in accordance with generally accepted accounting  principles ("GAAP") in the United States. All dollar amounts are in U.S. dollars unless otherwise stated.

Overview

The Company was incorporated in the State of Nevada on May 2, 2000, under the name "ProDigital Film Labs, Inc.".  Effective July 13, 2004, our company name was changed from "ProDigital Film Labs, Inc." to "ProDigital Film Studios, Inc." ("ProDigital" or the "Company") to better define the total package of providing Film and Television production studios and digital equipment and professional services, and full and complete digital post-production editing suites, to the film industry.  The Company's authorized share capital was increased from 10,000,000 to 40,000,000 with $0.0001 par value per share to facilitate a forward stock split of four post-split shares for one pre-split share at the time of the name change.  ProDigital's shares are quoted in the "Pink Sheets" electronic quotation system marketplace under trading symbol "PRGT".

ProDigital is a "New-Media Technology" business.  The Company was organized to create the kind of film industry infrastructure in the Okanagan Valley region in the interior of British Columbia, Canada ("BC"), necessary to divert and attract "Hollywood North" production activities from the Vancouver, BC, area into the province's interior.  We intend to become an integral part of the cutting edge digital film market.   Digital technology enables marketers in this industry to distribute movies and film through a file medium as opposed to a large "can" holding hundreds of meters of celluloid tape and weighing ten kilograms.  The digital film market will embrace the Internet, the High Definition Television marketplace and digital movie theatre productions, by producing high quality film media/productions digitally for approximately one-fifth of the cost of using traditional celluloid methods.

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

During the Third Quarter Ended March 31, 2005

During the third quarter ended March 31, 2005, the Company issued a convertible note to ATM Legends, Inc. for proceeds of $20,000 and a convertible note to D.M. Davis Family Trust, for which our President, Darone M. Davis, is Trustee, for proceeds of approximately $5,750 (CDN $7,000).   The loans are unsecured, bear interest at 10% per annum and will be due on February 15, 2007 and March 24, 2007, respectively.  The notes and accrued interest are convertible into common shares of the Company at a price of one share for each $1.00 and approximately $0.80 (CDN $1) of liability, respectively, commencing one year after the closing date of each note payable agreement.

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

Subsequent to the nine months ended March 31, 2005

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

Plan of Operation

Our Plan of Operation for the next 12 months consists of:

1.

purchasing the 103 acre parcel of land at Okanagan Falls as described above under "Subsequent to the nine months ended March 31, 2005";

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

To complete items 1 and 2 above and provide working capital for day-to-day operations, we anticipate that we would require additional financing of about $6 million:

	(US $)	(Cdn $)
Okanagan Falls property purchase	$ 1,230,000	$ 1,500,000
Roadwork, infrastructure and excavation	821,000	1,000,000
Sewage treatment plant and waste removal	287,000	350,000
2 "Class A" professional sound stages	1,642,000	2,000,000
Executive offices and cafeteria	575,000	700,000
5 log cabins	411,000	500,000
Outbuildings (maintenance shops, storage, pump-house)	164,000	200,000
Firehall and fire engine	41,000	50,000
Fully outfitted gymnasium	62,000	75,000
Payment of convertible notes due (1)	320,000	390,000
Working capital and contingencies	447,000	552,000
Total	$6,000,000	$ 7,317,000

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

Our cash balance at June 15 2005 was $411.  At this time we do not have any agreements, arrangements or understandings for new financing, other than the Agent Agreement whereby we issued 700,000 common shares of ProDigital as finders' fees, as described above under "During the Third Quarter Ended March 31, 2005".   Under the Agent Agreement, in exchange for the shares issued the Agent pursuant to the Agent Agreement has agreed to raise $6 million for our company.  There is no assurance that such financing will be available, or if available, will be sufficient to allow us to meet our liabilities and commitments as they come due or that it can be obtained on commercially reasonable terms. We have relied and will continue to rely on financing obtained by convertible loans from companies owned or controlled by our President, Darone Davis, to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination.

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

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $384,135 from inception to March 31, 2005. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by issuing convertible debentures to our controlling shareholder and at March 31, 2005 we had a working capital deficit of $400,631 largely as a result of the convertible debentures largely coming due within the next twelve months.  Repayment of such debentures will be at the discretion of the controlling shareholder.  Management plans to continue to provide for our capital needs by issuing equity securities. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Impairment and Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic lives and the eventual disposition of the assets. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets the assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. Accordingly, no impairment was recorded as at March 31, 2005 and June 30, 2004.

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

Item 3.    Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's Principal Executive Officer and Acting Chief Financial Officer. Based upon that evaluation, our Principal Executive Officer and Acting Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None

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