Form 10KSB
period 2005-06-30
PRODIGITAL FILM LABS INC
filed 2005-10-26
CIK 1126318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year Ended June 30, 2005

or

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File No. 000-49903

PRODIGITAL FILM STUDIOS, INC.

(formerly PRODIGITAL FILM LABS, INC.)

 (Exact name of small business issuer in its charter)

NEVADA	91-2048620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3675 Pecos-Mcleod, Suite 1400, Las Vegas, Nevada 89121-3881
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (877) 804-3394

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 Par Value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year $0

Aggregate market value of the 9,299,600 shares of Common Stock held by non-affiliates of the Issuer as of August 25, 2005, was $2,789,880.

The number of shares of the Issuer's Common Stock, no par value, as of August 25, 2005, was 21,413,600

Transitional Small Business Disclosure Format    Yes [  ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No   X

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

Business of Issuer

ProDigital Film Studios, Inc. is a "New-Media Technology" business.  The Company was organized to create the kind of film industry infrastructure in the Okanagan Valley region in the interior of British Columbia ("BC"), necessary to divert and attract "Hollywood North" production activities from the Vancouver, BC area, into the province's interior.  BC is an attractive movie and television production destination for foreign companies due to favorable exchange rates, fabulous scenery, excellent government tax credits and a vast pool of skilled film professionals.  ProDigital intends to become an integral part of the cutting edge digital film market by:

·

supplying a full digital post-production editing and animation facility ("Post House") in the Okanagan Valley

We have built the only professional, fully digital, High Definition and Standard Definition post-production editing and animation facility ("Post House") in the Okanagan region, fully furnished with two complete, Standard Definition professional AVID Xpress digital post-production editing suites, a professional audio editing/recording studio, video cameras and lights, plus additional related equipment and High Definition post production equipment, including the latest XSERVE RAID and  Mac G5 computer and software.  Our Post House now constitutes a complete and working professional Post House such as found in California.

Post-production tasks, including digital processing sound lab work, animation, and special computer generated effects can be completed at our Post House. Our Post House also allows for Digital Mastering onsite.  The time and labor involved in the digital post-production process is greatly reduced for editors, as the whole  post production process is faster and more efficient using computers.

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

Film studios are in the market to acquire smaller companies that have already set up their studios in the digital format rather than convert their own labs and substantial non-digital equipment inventory. Most of their production efforts are being spent on film production to meet the increasing demand for viable products in the marketplace, making our complete digital Post House attractive to the industry.

*

creating our own, purely digital, productions

The Post House equipment has been tested by PrimeTime Post, Inc. ("PrimeTime"), a company controlled by the Company's President, Darone Davis, with the offline production of a one-hour High Definition documentary television show for the Travel Channel and NHK (Japanese Broadcaster), "Japanese Motorcycles: Samurai on Wheel.".

ProDigital owns the equipment, which, pursuant to a verbal agreement at this time, will be leased by PrimeTime. PrimeTime in turn will rent out the equipment to clients and we will receive 85% of the gross equipment rental charged by PrimeTime.

ProDigital is now a technologically advanced Digital Movie and High Definition Television production company that uses only digital imaging processes in the creation, development, and production of movies and High Definition Television features.

Although most of the filming activity in BC takes place in and around Vancouver, the Okanagan Valley, (less than an hour's flight from Vancouver) has been the location of such noteworthy full-length feature films as "The Pledge", "Snow Falling on Cedars", "My American Cousin", and "Lunch With Charles".  Many TV commercials and other TV shows have also been filmed here.

Available to film production needs, a large talent pool of key and supportive film industry personnel currently reside in the Okanagan Valley, and a local film school will serve as a resource of cutting-edge talent.  The Okanagan Valley offers, within less than an hour's drive: vineyards, orchards, towns that maintain the original building styles of their particular eras, semi-desert locales, beaches, alpine vistas and mountain lakes, ski hills, working paddle-wheelers and a steam locomotive running on 20 kilometres of track.  Cities of the Okanagan Valley such as Kelowna and Penticton, are popular resort destinations for golfing, beach and water activities, and skiing.

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

ProDigital intends to construct large, purpose-built, "Class A," professional production sound stage buildings complete with digital equipment on acreage just outside of the city of Penticton, BC.  There are several natural and secluded target sites hosting many different types of scenery and geology, yet located near the city, within an easy 15-minute drive from the Penticton airport and a 20-minute drive from the Post House.  Upon completion of securing a property, we plan to develop two to three "Class A" production sound stages, outbuildings and supporting infrastructure, and executive accommodations on this site, subject to obtaining sufficient financing.  Upon completion of construction of our sound stages, we will have the only "Class A" production sound stages in the Okanagan Valley.

The contract entered into June 29, 2004, by our President, Darone Davis, on behalf of the Company, for the purchase of the 102-acre property we had targeted as an excellent "Class A" production sound stage site for approximately $425,000 (Cdn$535,000), expired after being extended until May 29, 2005, and the deposit of approximately $8,000 (CDN$10,000) was refunded to the Company.  We intend to purchase the property as soon as sufficient financing can be obtained and rezoning of the property to commercial status is completed.

On May 25, 2005, we entered into a contract to purchase a commercially zoned parcel of land consisting of approximately 103 acres for approximately $1,225,000 (CDN$1,500,000) and the issuance of 1,000,000 restricted common shares of the Company.

On June 24, 2005, we entered into a lease agreement with Moore Films, Inc. ("Moore") whereby Moore will lease camera equipment from ProDigital over a term from July 1, 2005 through October 31, 2005 for the sum of approximately $11,200 (Cdn$14,000) payable in equal monthly installments of approximately $2.800 (Cdn$3,500) per month inclusive of applicable taxes.

On June 28, 2005, an unbrokered private placement was entered into with a private investor who subscribed to purchase a total of 50,000 restricted common shares at a price of $1.00 per share for total proceeds to ProDigital of $50,000.  These shares have not been registered under the Securities Act of 1933 (the "Act"); however, they will be issued on the basis of statutory exemption provided by Section 3(b) and Section 4(2) of the Act and/or Regulation D

(Rule 506) thereunder.  Subsequent to the fiscal year end, the total proceeds were received; however, at the date of this document, these shares have not yet been issued.

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

The Company has no revenues at this time and no employees, full-time or otherwise, but uses contractors as required. We may hire employees on an as-needed basis in the future as our operations expand.

ITEM

2.

DESCRIPTION OF PROPERTY

ProDigital presently maintains offices at 3675 Pecos-McLeod, Suite 1400, Las Vegas, Nevada 89121-3881 (a registered agent), at 1621 S. Latawah Street, Spokane, Washington 99203 (a home office) and at 749 Main Street, Penticton, B.C. V2A 5E1, and can be reached at (877) 804-3394.  There is no rent commitment for the offices in Las Vegas and Spokane.

PrimeTime leases a 2000 sq. ft. building from Orchard Breezes Property Development Inc. ("Orchard Breezes"), a company controlled by our President, Darone Davis, which houses the Post House.   We lease an adjoining 3,200 square foot building and the adjacent 4000 square foot parking lot from Orchard Breezes for an annual lease payment of $22,041 (approximately CDN$27,500), and sublease 2800 square feet of the building and half of the parking lot to an independent third party.  ProDigital has the right to renew the lease for a further term of three years exercisable by giving written notice of renewal to Orchard Breezes in the six-month period immediately before the expiry of the original fixed term of this lease. The renewed lease would be granted on the same terms as set out in this lease except as to base rent and without any further right of renewal. The term of the lease expires October 1, 2006, but we may continue to rent the premises on a month-to-month basis thereafter.   We also have an option to purchase the building and property from Orchard Breezes for $412,500 until December 1, 2007.

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

ITEM

4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the quarter ended June 30, 2005.  The Company has not set a date for the annual meeting to be held in 2005.

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

Our Common Stock is not listed on any exchange.  The following table sets forth the high and low bid prices for our Common Stock as reported by the "Pink Sheets", reported on a fiscal quarter basis for the two most recent fiscal years ending June 30, 2005:

	Year Ended June 30, 2006		Year Ended June 30, 2005
Quarter Ended	($) High	($) Low	($) High	($) Low
September 30	1.25	0.75	0.10	0.10
	Year Ended June 30, 2005		Year Ended June 30, 2004
Quarter Ended	($) High	($) Low	($) High	($) Low
December 31	0.59	0.20	0.10	0.10
March 31	0.39	0.10	0.11	0.10
June 30	0.40	0.15	0.11	0.11

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

Holders

As of August 25, 2005, we had 21,413,600 shares of Common Stock outstanding and approximately 47 stockholders of record.  This number of stockholders does not include stockholders who hold our securities in street name.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2005.

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

We have not had any revenues from operations in each of the last two fiscal years, nor in the last fiscal year and the period July 1, 2005, through to the date of this document.

Plan of Operation

We have established the only professional Post House in the Okanagan Valley and are working on getting the word out to the film industry that we are ready for business.  Several production companies have expressed interest in using the Post House for upcoming productions.

We are also looking at the possibility of a business combination with a suitable entity as well as keeping an eye out for other attractive new business opportunities.

We do not presently have any agreements, arrangements or understandings for new financing. We are actively searching for new financing, but there is no assurance that our search will find sufficient financing opportunities to allow us to meet our liabilities and commitments as they come due, or if they become available, that financing can be obtained on commercially reasonable terms. To date, we have received approximately $405,900 as proceeds from unsecured convertible notes payable.  These notes bear interest at 6% to 10% per annum and $302,000 of notes are convertible into common stock at a price of $0.25 per share (adjusted for the 4:1 forward stock-split which became effective in July 2004), $90,000 of notes are convertible into common stock at a price of $1.00, and $13,900 of notes are convertible at a price of approximately $0.82(Cdn$1.00) per share.  The notes payable are payable on various dates and may be renewed for an additional year upon mutual agreement by both parties  The principal and accrued interests of overdue notes payable are payable on demand. Notes payable with principal totaling $272,000 plus accrued interest of $47,069 as at June 30, 2005, will be due in the next 12 months.  The remaining $133,870 of notes payable and accrued interest of $10,105 will become due on various dates in 2007.

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $444,001 from inception to June 30, 2005. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. There is substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have no established source of revenue. Accordingly, our independent auditors included an explanatory paragraph in their audit opinion on our June 30, 2005 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We have historically satisfied our working capital needs primarily by issuing convertible debentures to our controlling shareholder and at June 30, 2005 we had a working capital deficit $406,776, largely as a result of a majority of the convertible debentures coming due within the next twelve months.  Repayment of such debentures will be at the discretion of the controlling shareholder.

We are currently relying on financing mainly obtained by convertible loans from companies owned or controlled by our President, Darone Davis, to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination.  As of August 1, 2005 our cash balance was Cdn$535. We anticipate that we would require additional financing of about $6 - 7 million to carry out our business plan. We plan to raise the required capital through either debt or equity but we currently do not have any formal financing agreements or arrangements. In the meantime, we will continue to rely on the support of our President, Darone Davis and other related parties to finance our day-to-day operations.

 Our Plan of Operation for the next 12 months consists of:

1.

creating our own purely digital productions

2.

purchasing acreage in the Okanagan Valley for the purpose of building the "Class A" sound stage buildings,

3.

commencing construction of two large, purpose-built, "Class A," professional production sound stage buildings, complete with digital equipment, and executive accommodations on the Okanagan Falls acreage; and

To complete items 2 and 3 above and provide working capital for day-to-day operations, we anticipate that we would require additional financing of about $6 – 7 million:

	(US $)	(Cdn $)
Property purchase (projected)	$ 1,649,000	$ 2,021,000
Roadwork, infrastructure and excavation	816,000	1,000,000
Sewage treatment plant and waste removal	286,000	350,000
2 "Class A" professional sound stages	1,632,000	2,000,000
Executive offices and cafeteria	571,000	700,000

5 log cabins	408,000	500,000
Outbuildings (maintenance shops, storage, pump-house)	163,000	200,000
Firehall and fire engine	41,000	50,000
Fully outfitted gymnasium	61,000	75,000
Payment of convertible notes due (1)	359,000	440,000
Working capital and contingencies	479,000	587,000
Total	$6,465,000	$ 7,923,000

(1)

Represents estimated monies required for the settlement of the convertible notes payable and estimated accrued interest in the next 12 months if the convertible notes are not converted into common shares of the Company.

Working capital and contingencies include labor, contingencies, accounting and filing fees and to pay for general administration expenses for the next twelve months. If funding is secured, we believe construction of the infrastructure and sound stage studios could begin later this year.  We would likely seek to secure the necessary financing through a private placement of our common shares. Should such external financing be unavailable, we may defer or slow down expenditures, put the property acquisition on hold until we are able to raise the necessary funds and continue to rely on advances from companies controlled by Darone Davis, our President, to cover administrative expenses.   We have no other planned capital expenditure except for the acquisition of various properties as described elsewhere in this Form 10 KSB and building of the two "Class A" sound stages.

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

In August 2004, we invested an additional $31,500 (Cdn$42,062) in High Definition post production equipment, including the latest XSERVE RAID and PowerMac DP2.0 computer and software for the Post House.  Also, our President entered into a contract for the purchase of a 102-acre target property for approximately $425,000 (Cdn$535,000).  Subject to receiving approval for rezoning, the property would be used by us for the development of a "Class A" production sound stages and executive accommodations.  Our President paid a approximately $8,000 (Cdn$10,000) deposit on the purchase.  The contract expired after being extended until May 29, 2005, and the deposit of approximately $8,000 (Cdn$10,000) was refunded to the Company.  We intend to purchase the property as soon as sufficient financing can be obtained and rezoning of the property to commercial status is completed.

In March 2005 we issued a convertible note to ATM Legends, Inc. for proceeds of $20,000 and a convertible note to D.M. Davis Family Trust, for which our President, Darone M. Davis, is Trustee, for proceeds of approximately $5,750 (Cdn $7,000).   The loans are unsecured, bear interest at 10% per annum and will be due on February 15, 2007 and March 24, 2007, respectively.  The notes and accrued interest are convertible into common shares of the Company at a price of one share for each $1.00 and approximately $0.82 (Cdn$1) of liability, respectively, commencing one year after the closing date of each note payable agreement.

Also in March 2005, the Company issued 700,000 common shares pursuant to the Agent Agreement dated March 4, 2005 (the "Agent Agreement") for an unbrokered private placement, as finders' fees.  Under the Agent Agreement, in exchange for the common shares issued, Nick Mancuso, (the "Agent") will raise $6 million in capital for the Company.  In the event that the Agent fails to raise the full amount of $6 million, the portion of the 700,000 common shares related to the shortfall will be returned to the Company.  As these shares are forfeitable and the Company has not received the services provided, these shares will not be considered issued for accounting purposes until the period when the Company receives the services.  The Agent Agreement expired on June 1, 2005, but was automatically extended on a month-to-month basis.

On May 25, 2005, we entered into a contract to purchase a commercially zoned parcel of land consisting of approximately 103 acres for approximately $1,230,000 (Cdn$1,500,000) and the issuance of 1,000,000 restricted common shares of the Company.

On June 24, 2005, we entered into a lease agreement with Moore Films, Inc. ("Moore") whereby Moore will lease camera equipment from ProDigital over a term from July 1, 2005 through October 31, 2005 for the sum of approximately $11,200 (Cdn$14,000) payable in equal monthly installments of approximately $2,800 (Cdn$3,500) per month inclusive of applicable taxes.

On June 28, 2005, an unbrokered private placement was entered into with a private investor who subscribed to purchase a total of 50,000 restricted common shares at a price of $1.00 per share for total proceeds to ProDigital of $50,000.  These shares have not been registered under the Securities Act of 1933 (the "Act"); however, they will be issued on the basis of statutory exemption provided by Section 3(b) and Section 4(2) of the Act and/or Regulation D (Rule 506) thereunder.  Subsequent to the fiscal year end, the total proceeds were received; however, at the date of this document, these shares have not yet been issued.

We currently have no employees, full-time or otherwise and plan to continue maintaining the operations of the Company by engaging consultants on an as needed basis. We may hire employees on an as-needed basis in the future as our operations expand.

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

Impairment and Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic lives and the eventual disposition of the assets. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets the assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. Accordingly, no impairment was recorded as at June 30, 2005 and 2004.

Off Balance-sheet Arrangements

As described below, due to our relationship with Orchard Breeze, a company controlled by our President, we are presumed to have provided an implicit guarantee of the value of the lease property to Orchard Breeze and as a result, we are deemed to hold a variable interest in Orchard Breeze in accordance with FASB Interpretation ("FIN") No.46.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51", which was amended in December 2003, ("FIN No. 46(R)"). The primary objectives of FIN No. 46(R) are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46(R) requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  In accordance with FIN 46(R), due to our relationship with Orchard Breeze, a company controlled by our President, we are presumed to have provided an implicit guarantee of the value of the lease property to Orchard Breeze and as a result, we are deemed to hold a variable interest in Orchard Breeze. As another creditor of Orchard Breeze is considered to be the primary beneficiary, we are not required under FIN 46(R) to consolidate Orchard Breeze but only to provide additional disclosure. Accordingly, we have disclosed the nature of our relationship with Orchard Breeze and our maximum exposure to loss as a result of our involvement in this VIE in Note 12 of the audited financial statements.

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

The Company is assessing the effect of the implementation of these new standards on the financial statements.

ITEM 7.

FINANCIAL STATEMENTS

Index to Financial Statements

ProDigital Film Studios, Inc
(formerly ProDigital Film Labs. Inc.)
(A Development Stage Company)
Financial Statements
Years ended June 30, 2005 and 2004
(Expressed in US Dollars)
Contents
Report of Independent Registered Public Accounting Firm
Financial Statements
Balance Sheets
Statements of Changes in Capital Deficit
Statements of Loss and Comprehensive Loss
Statements of Cash Flows
Summary of Significant Accounting Policies
Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

ProDigital Film Studios, Inc.
(A Development Stage Company)

We have audited the Balance Sheets of ProDigital Film Studios, Inc. (a development stage company), as at June 30, 2005 and 2004 and the Statements of Changes in Capital Deficit, Operations and Comprehensive Loss and Cash Flows for the years then ended and for the period from May 2, 2000 (inception) to June 30, 2005. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of ProDigital Film Studios, Inc. (a development stage company) as at June 30, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and for the period from May 2, 2000 (inception) to June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no established source of revenue, has accumulated losses of $444,001 since its inception and has a working capital deficiency of $406,776. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP Chartered Accountants
Vancouver, Canada
August 16, 2005

ProDigital Film Studios, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
June 30	2005	2004
Assets
Current
Cash	$8,576	$11,714
Receivables	7,571	4,452
Inventories	3,191	2,932
Prepaid expense	1,763	-
Total current assets	21,101	19,098
Due from related parties (Note 2)	37,560	25,757
Property and equipment (Note 4)	137,804	142,506
Real estate deposit (Note 5)	12,500	12,500
Total Assets	$208,965	$199,861
Liabilities and Capital Deficit
Liabilities
Current
Accounts payable and accrued liabilities	$70,635	$46,724
Current portion of convertible notes payable (Note 6)	38,814	5,393
Due to related parties (Note 3)	313,539	48,870
Unearned rental income and deposits	4,889	4,492
Total current liabilities	427,877	105,479
Due to related parties (Note 3)	123,230	252,088
Convertible notes, net of current portion (Note 6)	20,745	30,121
Total liabilities	571,852	387,688
Capital Deficit

Capital Stock (Note 7)
Authorized
40,000,000 common shares, par value
of $0.0001 per share
Issued
19,713,600 common shares	1,971	1,971
Additional paid-in capital	120,229	120,229
Deficit accumulated during the development stage	(444,001)	(298,989)
Accumulated comprehensive loss
- cumulative translation adjustment	(41,086)	(11,038)
Total capital deficit	(362,887)	(187,827)
Total Liabilities and Capital Deficit	$208,965	$199,861
The accompanying summary of significant accounting policies and notes are an integral part of these financial statements. 14
ProDigital Film Studios, Inc.
(A Development Stage Company)
Statements of Changes in Capital Deficit
(Expressed in US Dollars)
For the period from May 2, 2000 (inception) to June 30, 2005

				Deficit
				Accumulated
	Common Stock		Additional	during the	Other	Total
			Paid-in	Development	Comprehensive	Capital
	Shares	Amount	Capital	Stage	Loss	Deficit
Issuance of stock at inception at
$0.0000025 per share	12,000,000	$1,200	$(900)	$-	$-	$300
Net loss for the period	-	-	-	(13,021)	-	(13,021)
Balance, June 30, 2000	12,000,000	1,200	(900)	(13,021)	-	(12,721)
Issuance of stock for cash at
$0.0125 per share in May 2001	3,120,000	312	38,688	-	-	39,000
Issuance of stock for cash at
$0.0625 per share in May 2001	160,000	16	9,984	-	-	10,000
Net loss for the year	-	-	-	(54,427)	-	(54,427)
Balance, June 30, 2001	15,228,000	1,528	47,772	(67,448)	-	(18,148)
Issuance of stock for cash at $0.0125
per share in August 2001, net of share
issuance costs	3,200,000	320	39,680	-	-	40,000
Issuance of stock for services
at $0.0125 per share in August 2001	160,000	16	1,984	-	-	2,000
Issuance of stock for convertible note
at $0.25 per share in June 2002	73,600	7	18,393	-	-	18,400
Net loss for the year	-	-	-	(70,714)	-	(70,714)
Balance, June 30, 2002	18,713,600	1,871	107,829	(138,162)	-	(28,462)
Issuance of stock for option to acquire
a property at $0.0125 per share in
August 2002	1,000,000	100	12,400	-	-	12,500
Net loss for the year	-	-	-	(63,961)	-	(63,961)
Foreign currency translation adjustment	-	-	-	-	(9,579)	(9,579)
Balance, June 30, 2003	19,713,600	1,971	120,229	(202,123)	(9,579)	(89,502)
Net loss for the year	-	-	-	(96,866)	-	(96,866)
Foreign currency translation adjustment	-	-	-	-	(1,459)	(1,459)
Balance, June 30, 2004	19,713,600	1,971	120,229	(298,989)	(11,038)	(187,827)
Net loss for the year	-	-	-	(145,012)	-	(145,012)
Foreign currency translation adjustment	-	-	-	-	(30,048)	(30,048)
Balance, June 30, 2005	19,713,600	$1,971	$120,229	$(444,001)	$(41,086)	$(362,887)
The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
(Expressed in US Dollars)
	For the year ended June 30		For the period from May 2 2000
	2005	2004	(inception) to June 30 2005
			(Cumulative)

Expenses (recoveries)
Accounting and legal	$48,112	$31,167	$131,499
Automotive	1,072	959	13,490
Consulting fees (Note 9)	8,082	-	18,468
Depreciation	39,339	22,503	62,005
Foreign exchange (gain) loss	(29,731)	2,261	(26,148)
Insurance	2,700	-	3,797
Office and miscellaneous	23,098	9,158	41,024
Property taxes	5,295	3,481	30,648
Rent (Note 9)	23,526	19,753	109,027
Telephone and utilities	10,135	6,720	34,141
Transfer agent	1,608	(1,531)	8,122
Travel	3,203	8,911	31,716
	(136,439)	(103,382)	(457,789)
Other income (expenses)
Interest on convertible notes	(36,900)	(19,836)	(57,156)
Rent	28,327	26,352	70,944
Net loss for the period	(145,012)	(96,866)	(444,001)

Foreign currency translation adjustment	(30,048)	(1,459)	(41,086)

Comprehensive loss for the year	$(175,060)	$(98,325)	$(485,087)

Loss per share – basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	19,713,600	19,713,600

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
			For the
			period from
	For the year ended		May 2, 2000
	June 30		(inception) to
			June 30
	2005	2004	2005
Cash used in operating activities			(Cumulative)
Net loss for the period	$(145,012)	$(96,866)	$(444,001)
Adjustments to reconcile net loss for the
period to cash used in operating
activities:
Depreciation	39,339	22,503	62,005
Stock issued for interest expense	-	-	400
Stock issued for services	-	-	2,000
Accrued interest on convertible notes	36,900	19,836	57,156
Unrealized foreign exchange gain on convertible notes	(29,731)	-	(29,731)
Changes in operating assets and liabilities:
Amounts receivable	(2,673)	(3,785)	(7,040)
Inventories	-	(2,932)	(2,932)
Prepaid expenses	(1,729)	1,781	(1,487)
Accounts payable and accrued liabilities	17,443	(6,198)	61,672
Unearned rental income and deposits	-	(2,297)	3,771
Cash used in operating activities	(85,463)	(67,958)	(298,187)
Cash used in investing activities
Due from related parties	(9,329)	(25,608)	(34,937)
Acquisition of property and equipment	(31,958)	(164,834)	(197,154)
Cash used in investing activities	(41,287)	(190,442)	(232,091)
Cash provided by financing activities
Net proceeds from issuance of capital stock	-	-	89,300
Advances from (repayment to) related parties	10,272	(23,228)	17,997
Proceeds from convertible notes issued to related
parties	83,870	265,000	368,870
Proceeds from convertible notes	20,000	30,000	55,000
Cash provided by financing activities	114,142	271,772	531,167
Net increase (decrease) in cash	(12,608)	13,372	889
Effect of foreign exchange on cash	9,470	(1,783)	7,687
Cash, beginning of year	11,714	125	-
Cash, end of year	$8,576	$11,714	$8,576
Supplemental disclosure of cash flow
information:
Cash paid for:
Interest and income taxes	$-	$-	$-
Supplemental disclosure of non-cash investing
and financing activities:
Issuance of stock upon conversion of note

payable and accrued interest	$-	$-	$18,400
Issuance of stock for broker services	$-	$-	$2,000
Issuance of stock for option to acquire a property	$-	$-	$12,500
The accompanying summary of significant accounting policies and notes are an integral part of these financial statements. 18
ProDigital Film Studios, Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
June 30, 2005 and 2004
Basis of Presentation

These financial statements are stated in US dollars and are prepared in accordance with US generally accepted accounting principles.  The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided over the estimated useful life of the property and equipment using the declining-balance method (except leasehold improvements) at the rates as set out below:

Furniture and equipment Studio equipment Computer hardware Computer software		- 20% - 20% - 30% - 100%
Leasehold improvements are depreciated over the shorter of the estimated life or the lease term.
Depreciation is recorded at one-half of the above rates in the year of acquisition.
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

ProDigital Film Studios, Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
June 30, 2005 and 2004
Fair Value of Financial Instruments

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

For the purpose of reporting in United States dollars, the Company translates all assets and liabilities at the rate of exchange in effect at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange for the year.  Translation gains and losses are deferred as a separate component of capital deficit.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statements of Operations and Comprehensive Loss.

Loss Per Share

Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year.  Diluted earnings per share reflects the potential dilution of securities that could share in earnings of the entity.  In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  Basic and diluted loss per share are the same for the years presented.

Common equivalent shares, consisting of shares issuable on conversion of convertible notes, totalling 1,537,364 shares (2004 – 1,289,024) were not included in the computation of diluted earnings per share because the effect is anti-dilutive.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
June 30, 2005 and 2004
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

Impairment or Disposal of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" , the Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic lives and the eventual disposition of the assets. If the undiscounted cash flows are insufficient to recover the carrying value of such assets the assets are considered impaired. The impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved. Accordingly, no impairment was recorded as at June 30, 2005 and 2004.

Comparative Figures	Certain of the comparative figures have been reclassified to conform with the current year's presentation.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Summary of Significant Accounting Policies
(Expressed in US Dollars)
June 30, 2005 and 2004
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

In June 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections" which replaces APB Opinion 20 and FASB Statement 3.  Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle.  Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of the new accounting principle in net income of the period of change.  Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change.  The statement is effective for fiscal years beginning after December 15, 2005.  Management does not expect that there will be material effect on the consolidated financial statements as a result of the implementation of this new standard.

The Company is assessing the effect of the implementation of these new standards on the financial statements.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
June 30, 2005 and 2004
1.	Nature of Business and Ability to Continue Operations

The Company was incorporated on May 2, 2000 under the laws of the State of Nevada, however, substantially all operations are located in Canada.  Its principal business activity consists of developing a post production digital film studio and a digital film studio facility.  On July 13, 2004 the Company changed its legal name from ProDigital Film Labs, Inc. to ProDigital Film Studios, Inc.

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis which assumes the realization of assets and the discharge of liabilities and commitments in the normal course of operations for the foreseeable future.  As at June 30, 2005, the Company has no established source of revenue, has accumulated losses of $444,001 since inception and has a working capital deficiency of $406,776, factors which cast substantial doubt as to the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the continued financial support of its creditors and related parties and its ability to obtain financing to repay its current obligations and fund working capital and its ability to achieve profitable operations.  A significant portion of the Company's liabilities are either due on demand or have a maturity date of less than one year.  The Company will seek to obtain creditors' consents to delay repayment of these outstanding liabilities until it is able to replace this financing with funds generated by operations, replacement debt or from equity financings through private placements.  There is no assurance that the Company's creditors will agree to delay repayment of their outstanding balances.  Management plans to raise approximately $6 to $7 million for the development of two sound stages and to finance operations through future debt and equity capital.  Management also plans to realize sufficient sales in future periods to achieve profitable operations.  The resolution of the going concern issue is dependent upon the realization of management's plans.  There is no assurance that the Company will be able to raise sufficient debt or equity capital, from the sources described above, on satisfactory terms.  If management is unsuccessful in obtaining financing or in achieving profitable operations, the Company will be required to cease operations.  The outcome of these matters cannot be predicted at this time.

The financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the financial statements.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
June 30, 2005 and 2004
2.	Due from Related Parties
		2005	2004
	Due from a company owned by the Company's president	$2,504	$21,758
	Due from a company owned by the Company's president and a family member	35,056	3,999
		$37,560	$25,757
	The amounts due from related parties are unsecured, non-interest bearing and have no specific terms of repayment.
3.	Due to Related Parties
		2005	2004
	Due to stockholders	$-	$4,216
	Due to a company controlled by a common director	10,000	10,000
	Due to a family trust controlled by the Company's president	23,284	-
		$33,284	$14,216

The amounts due to stockholders and a company controlled by a common director are unsecured, non-interest bearing and have no specific terms of repayment.

The amount due to a family trust controlled by the Company's president was secured by a promissory note, bore interest at 8% per annum and was due on or before June 1, 2006.  The balance owing was repaid subsequent to June 30, 2005.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
June 30, 2005 and 2004
3.	Due to Related Parties - Continued
The Company also issued unsecured convertible notes payable to various related parties as follows:
	2005	2004
Issued to a family member of the Company's president, bearing interest at 6% per annum, due on demand, convertible at one share for each $0.25 of liability	$2,000	$2,000
Issued to a family member of the Company's president, bearing interest at 10% per annum, due in December 2006, convertible at one share for each $1 of liability	10,000	-
Issued to a company controlled by the Company's president, bearing interest at 10% per annum, due on demand, October 2005 and March 2006, convertible at one share for each $0.25 of liability	265,000	265,000
Issued to a company controlled by the Company's president, bearing interest at 10% per annum, due in August 2006 and October 2006, convertible at one share for each $1 of liability	60,000	-
Issued to a family trust controlled by the Company's president, bearing interest at 10% per annum, due July 2006 and March 2007, convertible at one share for approxiamtely $0.82 (CDN $1) of liability	13,870	-
Accrued interest	52,615	19,742
	403,485	286,742
Less current portion	280,255	34,654
	$123,230	$252,088
	Interest accrued during the year ended June 30, 2005 on convertible notes payable issued to related parties totaled $28,384 (2004 – $11,264).
Based on the due dates of these convertible notes, the repayment schedule is as follow:
For the year ended June 30:
2006	$280,255
2007	123,230
	$403,485
Summary of amount due to related parties:
	2005	2004
Amount due to related parties	$33,284	$14,216
Unsecured convertible notes payable	403,485	286,742

	436,769	300,958
Less current portion	313,539	48,870
	$123,230	$252,088

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
June 30, 2005 and 2004
4.	Property and Equipment
		2005	2004
	Furniture and equipment	$7,242	$6,656
	Studio equipment	147,407	115,034
	Computer hardware	33,054	32,630
	Computer software	11,511	10,876
	Leasehold improvements	1,047	-
		200,261	165,196
	Less: accumulated depreciation	62,457	22,690
		$137,804	$142,506

5.	Real Estate Deposit
		2005	2004
	Deposit on commercial lot	$12,500	$12,500

During the year ended June 30, 2003, the Company issued 1,000,000 shares of common stock at $0.0125 per share (based on the fair value of the Company's common stock on the agreement date) to a company controlled by a significant stockholder for the exclusive option to purchase a property at a price of $425,000 for a five-year period. The property consists of a building and a parking lot.

6.	Convertible Notes

		2005	2004
	Unsecured notes payable
	bearing interest at 6% per annum, due on demand
	convertible at one share for each $0.25 of liability	$5,000	$5,000
	issued to an unrelated private company, bearing interest at 10% per annum, due on demand, convertible at one share for each $0.25 of liability	30,000	30,000
	issued to an unrelated private company, bearing interest at 10% per annum, due in February 2007, convertible at one share for each $1 of liability	20,000	-
	Accrued interest	4,559	514

	59,559	35,514
Less current portion	38,814	5,393
	$20,745	$30,121

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
June 30, 2005 and 2004
6.	Convertible Notes - Continued

The notes payable and any accrued interest are convertible, at the option of the holder, into the Company's common stock at the respective conversion price, commencing one year after the closing date of the note payable agreement.

	Based on the due dates of these convertible notes, the repayment schedule is as follow:
	For the year ended June 30:
	2006	$38,814
	2007	20,745
		$59,559

7.	Capital Stock

On July 13, 2004, the Company split its common shares forward on a four new shares for one old share basis.  Authorized common shares were increased to 40 million from 10 million to accommodate the split.  The financial statements and references to common shares and loss per share have been adjusted retroactively to account for the stock split.

In March 2005, the Company issued 700,000 common shares to an agent as finders' fees.  Pursuant to the agreement, in exchange for the shares issued, the agent will raise $6 million in capital for the Company.  In the event that the agent fails to raise the full amount of the $6 million, the pro-rata portion of the 700,000 common shares related to the shortfall will be returned to the Company.  The agreement expired on June 1, 2005 but was automatically extended on a month-to-month basis.  As these shares are forfeitable and the Company has not received the services provided, these shares will not be considered issued for accounting purposes until the period when the Company receives the services are provided.

In May 2005, the Company entered into a Contract of Purchase and Sale Agreement to purchase a property in Okanagan Falls in exchange for approximately $1.2 million (CDN$1.5 million) in cash and one million restricted common shares of the Company.  The restricted shares were issued as a refundable deposit upon execution of the agreement.  The agreement will expire on August 31, 2005 and the Company is negotiating with the Vendor to extend the term of the agreement..  As these restricted shares can not be sold to a third party, they will be returned if the acquisition fell through and the Company has not yet purchased the property, these shares will not be considered issued for accounting purposes until the period when the Company purchases the property.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
June 30, 2005 and 2004
8.	Commitments

Commitments not disclosed elsewhere in the financial statements are as follows:

On October 5, 2003, the Company entered into an agreement with a company controlled by the Company's president and a significant stockholder (the "Optionor Company"), to lease a property, which consists of a building and a parking lot (Note 5(a)), for an annual lease payment of approximately $24,000 (CDN$29,400).  The lease expires on October 1, 2006 but the Company may continue to rent the premises on a month-to-month basis thereafter. The required minimum annual lease payments over the remaining term of the lease until October 1, 2006 are as follows:

	For the year ended June 30:
	2006	$24,000
	2007	6,000
		$30,000
	The Company subleases a portion of the building to an independent third party for annual rent of approximately $28,000 (CDN$35,400) and the sublease expires in December 2005.

On June 24, 2005, the Company entered into a lease agreement with a film company to lease ProDigital's camera equipment to the film company for the sum of approximately $11,200 (Cdn $14,000) payable in equal month instalments of approximately $2,800 (Cdn$3,500) for the period from July 1, 2005 to October 31, 2005.  These camera equipment are included as studio equipment in the Company's Property and Equipment as described in Note 4.

9.	Related Party Transactions
	Related party transactions not disclosed elsewhere in these financial statements include:
		Year ended June 30
		2005	2004
	Rental expenses incurred with a stockholder	$23,526	$19,644
	Consulting fees incurred with an officer	$5,672	$-
	Transactions with related parties are recorded at the exchange amount, being the amount established and agreed to by the related parties.

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
June 30, 2005 and 2004
10.	Income Taxes
	The tax effects of temporary differences that give rise to the Company's deferred tax assets are as follows:
		2005	2004
	Net operating losses	$155,000	$107,000
	Valuation allowance	(155,000)	(107,000)
	Deferred tax asset (liability)	$-	$-
	The provision for income taxes differs from the amount computed using the statutory income tax rate as follows:
		For the	For the
		year ended	year ended
		June 30	June 30
		2005	2004
	Provision (benefit) at the statutory rate	$(51,000)	$(31,000)
	Non-deductible expenses	3,000	-
	Increase in valuation allowance	48,000	31,000
		$-	$-
	At June 30, 2005, the Company had losses available for income tax purposes of approximately $427,000 (2004 - $292,000) which, if not used, will expire between the years 2007 and 2015.

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

11.	Subsequent Event
Subsequent to June 30, 2005, the Company received proceeds of $50,000 for a private placement of 50,000 shares of its common stock at $1.00 per share. These shares have yet to be issued..

ProDigital Film Studios, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
June 30, 2005 and 2004
12.	Variable Interest Entities

The Company currently leases the property from a company owned by the Company's president and a family member (the "Lessor").  This related party relationship between the Company and the Lessor creates a presumption that the Company has provided an implicit guarantee of the value of the property to the Lessor and would result in the Company being deemed to hold a variable interest in the Lessor.  As another creditor of the Lessor will absorb the majority of the expected loss, this other creditor is considered to be the primary beneficiary of the Lessor and the Company need not consolidate the Lessor as a variable interest entity ("VIE").  As at June 30, 2005, the estimated fair value of the leased property was $235,000 (June 30, 2004 - $235,000) which represents the maximum exposure of loss of the Company in the VIE.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as at June 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's Principal Executive Officer and Acting Chief Financial Officer. Based upon that evaluation, our Principal Executive Officer and Acting Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls during the quarter ended June 30, 2005.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the Company's directors and executive officers as of the date of this report:

Name and Position	Age	Date Elected or Appointed Director
Darone Davis (1) Director , President & Chief Executive Officer	41	May 2, 2002
Christopher Dieterich Director	58	September 20, 2002
Marco Warger Director	36	February 14, 2005
Linda Holmes (2) Corporate Secretary	55	N/A

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

Christopher Dieterich

Christopher H. Dieterich, a director of the Company graduated from Virginia Polytechnic Institute in 1969 with a B.S. in Engineering. He subsequently attended the University of California at Berkeley where, in 1970, he received his Masters degree in Engineering. In 1979, Mr. Dieterich graduated from the University of California at Los Angeles with Juris Doctorate. Mr. Dieterich served in United States Air Force as an instructor pilot from 1971 to 1976, and maintains licenses as multi-engine, jet and piston, instrument instructor for FAA ratings. Christopher Dieterich has been an attorney licensed to practice in California for the past 25 years, specializing in SEC filings and venture capital arrangements for the past six years.

Linda Holmes

Ms. Holmes, appointed Secretary to the Company effective September 10, 2004, has been a self-employed securities compliance consultant to both private and publicly-traded companies since 1998.  Prior to 1998, she held various positions from director, secretary, director of corporate and public relations, and director of investor relations with mineral exploration and mining companies.  She currently serves as a director and secretary to IGC Resources Inc., a public mineral exploration and development company (TSX Venture Exchange: "IGC")) and as secretary to Global Precision Medical Inc., a public medical device technology company (NASD Pink Sheets: "GBPM").

Marco Warger

Mr. Warger is the project supervisor for the construction of ProDigital's sound stages. He graduated from Southern Alberta Institute of Technologies in Calgary, Alberta, Canada, in 1992 as a journeyman plumber and gas fitter. He is president of Digital Yesteryear Conversions, a private company, as well as of Albatross Plumbing, Heating & Gas Fitting Ltd.  Mr. Warger has been in the construction industry for the past 18 years, 13 of those year in the Okanagan Valley, and has built a solid reputation of completing all projects on time with the highest standards of quality.

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

ProDigital's Board of Directors acts as the audit committee; and does not have an "audit committee financial expert". The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues. As such the entire Board of Directors is acting as an audit committee.

Compliance with Section 16(a) of the Exchange Act

Under Section 16 of the Securities Exchange Act 1934, our directors and executive officers and persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of Common Stock and subsequent changes to that ownership to the Securities and Exchange Commission by specified due dates.  Based solely on a review of copies of such forms, or written representations of such persons, to our knowledge all of these filing requirements were satisfied, with the exception of the following directors, officers or 10% shareholders, who failed to file required forms in a timely manner:

		No. of forms not filed in a timely manner
Name	Director, Officer or 10% Shareholder	Form 3	Form 4	Number of transactions reported late or not reported
Darone M. Davis	Director, President & Treasurer	1		1
Marco Warger	Director	1		1
David Huck	10%+ shareholder	1		1

Audit Committee Financial Expert

The entire Board of Directors of Prodigital Film Studios, Inc. serves as the Company's Audit Committee.  As of June 30, 2005, our Board of Directors has not desi gnated an audit committee financial expert as that term is defined in Item 401(e)(2) of Regulation S-B.  Prodigit al is currently searching for independent financial expert to invite into the audit committee.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics will be made available to any shareholder, free of charge, upon written request to the Company.

ITEM 10.

EXECUTIVE COMPENSATION

No compensation was paid by ProDigital, for the fiscal years ended June 30, 2005, 2004 and 2003 to our Named Executive Officers and no officers or directors received annual compensation in excess of $100,000 during those periods.

Named Executive Officers are all individuals serving as ProDigital's Chief Executive Officer ("CEO") or acting in a similar capacity during the last completed fiscal year, regardless of compensation level.

Option/SAR Grants

We do not have a stock option plan.  Accordingly, no options and no stock appreciation rights (SARs) were granted during the year ended June 30, 2005.

Director Compensation

We do not have a compensation committee. We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2005.

We have no formal plan for compensating our directors for their service in their capacity as directors. No director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Employment/Consulting Agreements

On September 10, 2004, we entered into a consulting agreement with Latitude 49˚ Securities Compliance ("Latitude 49˚") to provide corporate and securities compliance and disclosure services for and on behalf of the Company together with the primary responsibility of assisting in administration of our ongoing corporate and securities disclosure and filing obligations, and such other consultative services as may from time to time be agreed upon between the parties. ProDigital's Secretary, Linda Holmes, is the sole proprietor of Latitude 49˚. The consulting agreement ran from September 10, 2004 to October 10, 2004, and was subject to negotiation at the end of the one-month period as to further services that may be required, as decided by the Board of Directors at that time. The consultancy agreement was not renewed and Ms. Holmes invoices ProDigital periodically for work performed. Under the terms of the consultancy agreement, Latitude 49˚ was paid a fee of $2,000 (Cdn$2,500) for the period September 10, 2004 through October 10, 2004. She was paid $1,280 (Cdn$1,600) from October 10, 2004 to November 30, 2004, and $2,400 (Cdn$3,000) for the period December 1, 2004 through June 10, 2005.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information with respect to the beneficial ownership of our Common Stock, as of August 25, 2005, by (a) each person who is known by us to be the beneficial owner(s) of more than 5% of the outstanding shares of Common Stock, (b) each director of ProDigital, (c) each of our executive officers named in the Executive Compensation, Summary Compensation Table, below, and (d) all directors and executive officers of ProDigital as a group.

The Company has no subsidiaries and, therefore, no officer or director of the Company owned any stock in any subsidiary of the Company as of August 25, 2005.

Name and Address of Beneficial Owner	Designation or Positions Held	Amount and Nature of Beneficial Ownership	Percent of Class
Darone Davis 1621 S. Latawah Street Spokane, WA 99203	Director, President & Treasurer	12,000,000(1)	56.04%
Christopher Dieterich Suite 800 11300 W. Olympic Blvd. Los Angeles, CA 90064	Director	0	00.00%
Marco Warger 2628 Forsyth Drive Penticton BC V2A 8Y9 Canada	Director	114,000	00.53%

Name and Address of Beneficial Owner	Designation or Positions Held	Amount and Nature of Beneficial Ownership	Percent of Class
Linda Holmes P.O. Box 1609 12406 Wright Avenue Summerland, BC V0H 1Z0	Secretary	0	00.00%
Summer Holdings, LLC 1623 E. Chicago Street Chandler, AZ 85225	5%+ Shareholder	3,280,000	14.93%
Spectrum Management LDC 1623 E. Chicago Street Chandler, AZ 85225	5%+ Shareholder	2,400,000	11.21%
	Directors and executive officers of ProDigital as a group (1)	12,114,000	56.57%

(1)

Of this total, Mr. Davis owns 6,000,000 shares of Common Stock in ProDigital and Orchard Breezes Property Development Inc., a private company for which ProDigital's President, Darone Davis, is a director, officer and the controlling shareholder owns 6,000,000 shares of Common Stock of ProDigital.

The above ownership percentages are based on 21,413,600 shares of our issued and outstanding Common Stock as of August 25, 2005.  Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  There are no shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days.

Equity Compensation Plan Information

None.

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

Related Party Transactions

September 11, 2003, the Company issued a convertible note to Golden Terra, LLC, a company controlled by common director, Darone Davis, for proceeds of $30,000. The unsecured note bears interest at 10% per annum and was due on September 11, 2004.  The note payable and any accrued interest are convertible, at the option of the holder, into the Company's Common Stock at a price of $0.25 per share (adjusted for the 4:1 forward stock-split which became effective in July 2004) for each $0.25 of liability commencing one year after the closing date of the note payable agreement.

On October 5, 2003, we entered into a lease agreement with Orchard Breezes Property Development Inc. ("Orchard Breezes"), a company controlled by our President, Darone Davis, for a 3200 square foot building and adjacent 4000 square foot parking lot from Orchard Breezes, and sublease 2800 square feet of the building and half of the parking lot to an independent third party for a term of 41 months for approximately $2,200 per month.  Our lease with Orchard Breezes expires October 1, 2006, but we may continue to rent the premises on a month-to-month basis thereafter.  The minimum annual lease payments required are:

For the year ended June 30:
2006	$ 24,000
2007	6,000
$ 30,000

October 1, 2003, we received proceeds of $210,000 and issued a convertible note payable to Golden Terra, LLC, a company controlled by our President, Darone Davis. The unsecured note bears interest at 10% per annum and is due on October 1, 2005.  The note payable and accrued interest are convertible at the option of the holder at a price of $0.25 per share, adjusted for the 4:1 forward stock-split which became effective in July 2004.  The note may be renewed for one year from the date of the original due date and annually thereafter upon mutual agreement between both parties.

July 10, 2004, the Company issued a convertible note to Darone Davis, Trustee for DM Davis Family Trust, for proceeds of $8,120 (Cdn $10,000). The unsecured note bears interest at 10% per annum and comes due on July 10, 2006.  The note may be renewed for one year from the date of the original due date and annually thereafter upon mutual agreement between both parties. The note payable and any accrued interest are convertible, at the option of the holder, into the Company's Common Stock at a price of $0.82 (Cdn $1)  per share for each $0.82 (Cdn $1) of liability commencing one year after the closing date of the note payable agreement.

August 15, 2004, the Company issued a convertible note to Golden Terra, LLC, a company controlled by common director, Darone Davis, for proceeds of $40,000. The unsecured note bears interest at 10% per annum and comes due on August 15, 2006. The note may be renewed for one year from the date of the original due date and annually thereafter upon mutual agreement between both parties. The note payable and any accrued interest are convertible, at the option of the holder, into the Company's Common Stock at a price of $1 per share for each $1 of liability commencing one year after the closing date of the note payable agreement.

October 15, 2004, the Company issued a convertible note to Golden Terra, LLC, a company controlled by common director, Darone Davis, for proceeds of $20,000. The unsecured note bears interest at 10% per annum and comes due on October 15, 2006.  The note may be renewed for one year from the date of the original due date and annually thereafter upon mutual agreement between both parties. The note payable and any accrued interest are convertible, at the option of the holder, into the Company's Common Stock at a price of $1 per share for each $1 of liability commencing one year after the closing date of the note payable agreement.

On March 24, 2005, the Company entered into a convertible loan agreement with the D.M. Davis Family Trust, for which our President acts as Trustee, for approximately $5,750 (CDN $7,000).  The unsecured note payable bears interest at 10% per annum and is due March 24, 2007. Each note and accrued interest are convertible into the Company's common stock at a price of one share for approximately $0.82 (CDN $1.00) of liability commencing one year after the closing date of each note payable agreement.

We entered into a contract on May 25, 2005, to purchase a commercially zoned parcel of land consisting of approximately 103 acres for approximately $1,230,000 (CDN$1,500,000) and the issuance of 1,000,000 restricted common shares of the Company.

On May 29, 2005, the contract entered into June 29, 2004, by our President, Darone Davis, for the purchase of the 102-acre property we had targeted as an excellent "Class A" production sound stage site for approximately $425,000 (Cdn$535,000), expired after extensions had run out and the deposit of approximately $8,000 (CDN$10,000) was refunded to the Company.  We intend to purchase the property as soon as sufficient financing can be obtained and rezoning of the property to commercial status is completed.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits.

Exhibit No.	The following documents were filed previously in the Company's Form10-SB, Amendment No. 2, Registration Statement
3.1	Articles of Incorporation dated May 2, 2000
3.2	ByLaws, adopted on March 15, 2000
10.1	Option to Purchase Contract between between Sigma Business Consulting Ltd. And ProDigital on February 26, 2002
10.2	Commercial Property Lease Agreement between Sigma Business Consulting Ltd. And ProDigital on June 1, 2000
10.3	Commercial Auto sublease between Sigma Business Consulting Ltd. and ProDigital on June 13, 2000
10.4	Enabaca Capital Investment proposal for $30 million financing arrangement dated June 4, 2002
10.5	Letters of Intent from GEOTHEATRE Productions Inc. to utilize ProDigital's future production facilities, dated January 8 and February 1, 2002

Exhibit No.	The following documents were filed in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003
10.4 (1)	Commercial Property Lease between Orchard Breezes Property Development, Inc. and ProDigital dated October 5, 2003

Exhibit No.	The following documents were filed in the Company's Form 10-QSB quarterly report for the period ended December 31, 2003
3.3	Certificate of Amendment to Articles of Incorporation effective July 13, 2004
4.1	Form of Convertible Loan Agreement between the Company and a subscriber
10.7	Contract of Purchase and Sale and Addendum between the Company and Juric Holdings Ltd. dated June 29, 2004.
10.8	Consulting Agreement between the Company and Linda Holmes (Latitude 49˚ Securities Compliance) dated September 10, 2004

Exhibit No.	The following documents were filed in the Company's Form 10-QSB quarterly report for the period ended September 30, 2004
10.9	Finders' Fee Agreement between the Company and Nick Mancuso dated March 4, 2005.
10.10	Contract of Purchase and Sale between the Company and 586519 B.C. Ltd. dated May 25, 2005
Exhibit No.	The following documents are filed herewith in this Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005
10.11	Lease Agreement between the Company and Moore Films, Inc. dated June 24, 2005
10.12	Subscription Agreement for common shares of Prodigital from J. Trevino Jr. dated June 28, 2005

(1)

Should have been filed as Exhibit 10.6

(b)

Reports on Form 8-K.

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2005.

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

Year ended June 30,	Fees for audit of annual financial statements	Fees for review of quarterly financial statements
	C$	C$
2005	Note 1	16,900
2004	18,700	11,621

Note 1

June 30, 2005 audit fees are expected to be approximately $17,000.

Audit-Related Fees

None.

Tax Fees

Year ended June 30,	Fees for preparation of tax returns
C$
2005	Note 1
2004	3,500

Note 1

The fees for preparation of the Company's corporate tax returns for the year ended June 30, 2005 are expected to be approximately $3,500

All Other fees

None.

Audit Committee Prior Approval Policies

The Company does not have an Audit Committee; therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.  No non-audit services, except for the preparation of corporate tax returns, were provided by the Company's principal independent accountants in 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRODIGITAL FILM STUDIOS, INC.

By:

/s/ Darone Davis

Name:

Darone Davis

Title:

President

Date:

October 13, 2005

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

October 13, 2005

Title:

President, Principal Executive Officer, Acting Chief Financial Officer and Director

By:

/s/ Marco Warger

October 13, 2005

Title:

Director